Form 10QSB
period 1996-11-30
WASATCH INTERNATIONAL CORP
filed 1997-04-30
CIK 787496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

                        WASATCH INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                         87-0435741
(State or other jurisdiction                       I.R.S. Employer Id. Number.
of incorporation or organization)

        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426
                    (Address of principal executive offices)

                                 (201) 226-4600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  x Yes    No
                                          ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                       N/A

         Registrant has 35,162,820 shares of common stock outstanding as of April 23, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The Consolidated Financial Statements of the Registrant required to be filed with this 10- QSB Quarterly Report were prepared by Jones, Jensen & Company and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Registrant.









                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                        WASATCH INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996 AND MAY 31, 1996

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                           Consolidated Balance Sheet


                                     ASSETS


                                                                    November 30,    May 31,
                                                                       1996          1996
                                                                    ------------    -------
                                                                    (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                                          $    979       $10,969
  Receivable (Note 2)                                                 200,000            --
  Notes receivable and accrued interest - current                       6,354        10,011
  Prepaid legal fees                                                    7,500            --
                                                                     --------       -------

     Total Current Assets                                             214,833        20,980
                                                                     --------       -------


VEHICLE, net of accumulated depreciation of $8,216
 and $4,424, respectively                                              31,605        35,397
                                                                     --------       -------


OTHER ASSETS

  Joint venture - net profit advances (Note 3)                        118,000            --
  Advance on debtor-in-possession financing (Note 10)                 100,000            --
  Notes receivable and accrued interest, net - long term                3,657            --
                                                                     --------       -------

     Total Other Assets                                               221,657            --
                                                                     --------       -------

      TOTAL ASSETS                                                   $468,095       $56,377
                                                                     ========       =======

        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                November 30,               May 31,
                                                                    1996                    1996
                                                                ------------               -------
                                                                (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                               $    49,065               $   1,915
  Related party payables (Note 4)                                     28,450                  28,000
  Current portion of capital lease payable (Note 5)                    1,980                   4,524
                                                                 -----------               ---------

     Total Current Liabilities                                        79,495                  34,439
                                                                 -----------               ---------

LONG-TERM DEBT

  Capital lease payable (Note 5)                                      26,906                  25,271
                                                                 -----------               ---------

     Total Liabilities                                               106,401                  59,710
                                                                 -----------               ---------

COMMITMENTS AND CONTINGENCIES
 (Notes 6, 9, 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $10.00 par value, 10,000,000
   shares authorized, none issued and outstanding                         --                      --
  Common stock, $0.001 par value, 50,000,000
   shares authorized, 28,901,618 and 2,979,020
   shares issued and outstanding, respectively                        28,902                   2,979
  Additional paid-in capital                                       1,535,262                 981,179
  Deficit accumulated during the development stage                (1,202,470)               (987,491)
                                                                 -----------               ---------

     Total Stockholders' Equity (Deficit)                            361,694                  (3,333)
                                                                 -----------               ---------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                             $   468,095               $  56,377
                                                                 ===========               =========


        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                      From
                                                                                                                  Inception on
                                                    For the Three Months            For the Six Months             November 4,
                                                     Ended November 30,             Ended November 30,            1985 Through
                                                   -----------------------     ---------------------------        November 30,
                                                       1996          1995          1996              1995             1996
                                                   -----------      ------     -----------          ------        -----------
REVENUE                                            $       910      $   --     $       910          $   --        $       910
                                                   -----------      ------     -----------          ------        -----------

OPERATING EXPENSES
  Officers and directors compensation                  671,167          --         671,167              --            671,167
  Legal fees                                           410,000          --         410,500              --            410,500
  Other general and administration
   expenses                                             81,641          --         118,476              --            118,476
                                                   -----------      ------     -----------          ------        -----------

     Total Operating Expenses                        1,162,808          --       1,200,143              --          1,200,143
                                                   -----------      ------     -----------          ------        -----------

OPERATING LOSS                                      (1,161,898)         --      (1,199,233)             --         (1,199,233)
                                                   -----------      ------     -----------          ------        -----------

OTHER INCOME AND (EXPENSE)
  Interest expense                                      (1,341)         --          (1,341)             --             (1,341)
  Depreciation                                          (1,896)         --          (1,896)             --             (1,896)
                                                   -----------      ------     -----------          ------        -----------

     Total Other Income and
      (Expense)                                         (3,237)         --          (3,237)             --             (3,237)
                                                   -----------      ------     -----------          ------        -----------

NET LOSS                                           $(1,165,135)     $   --     $(1,202,470)         $   --        $(1,202,470)
                                                   ===========      ======     ===========          ======        ===========


Net Loss Per Share                                 $     (0.04)     $(0.00)    $     (0.07)         $(0.00)
                                                   ============     ======     ===========          ======



        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
            Consolidated Statements of Stockholders' Equity (Deficit)
          From Inception on November 4, 1985 through November 30, 1996

                                                                                                             Deficit
                                                                                                          Accumulated
                                                                  Common                 Additional        During the
                                                         -------------------------        Paid-in         Development
                                                          Shares            Amount        Capital             Stage
                                                         ---------          ------       ----------       -----------
Inception, November 4, 1985                                     --          $   --         $     --        $      --

Common stock issued for cash at $1.92
 per share                                                   6,250               6           11,994               --

Common stock issued to public for cash
 at $20.00 per share                                         6,602               7          132,028               --

Cost of public offering                                         --              --          (38,791)              --

Common stock issued to acquire Quazon
 Communications, Inc. at $7.31 per share                   115,666             116          845,873               --

Net loss from inception on November 4, 1985
 through May 31, 1993                                           --              --               --         (951,233)
                                                         ---------          ------         --------        ---------

Balance, May 31, 1993                                      128,518             129          951,104         (951,233)

Net loss for the year ended May 31, 1994                        --              --               --               --
                                                         ---------          ------         --------        ---------

Balance, May 31, 1994                                      128,518             129          951,104         (951,233)

Net loss for the year ended May 31, 1995                        --              --               --               --
                                                         ---------          ------         --------        ---------

Balance, May 31, 1995                                      128,518             129          951,104         (951,233)

Common stock issued to officers for
 services provided at $0.20 per share                      117,125             117           23,308               --

Common stock issued to an officer for
 services provided at $0.002 per share                   2,500,000           2,500            2,500               --

Fractional shares issued in reverse split                    8,377               8               (8)              --

Common stock issued pursuant to a
 Form S-8 at $0.02 per share                               225,000             225            4,275               --

Net loss for the year ended May 31, 1996                        --              --               --          (36,258)
                                                         ---------          ------         --------        ---------

Balance, May 31, 1996                                    2,979,020          $2,979         $981,179        $(987,491)
                                                         ---------          ------         --------        ---------


        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on November 4, 1985 through November 30, 1996


                                                                                                       Deficit
                                                                                                     Accumulated
                                                               Common               Additional       During the
                                                       -----------------------       Paid-in         Development
                                                         Shares         Amount       Capital            Stage
                                                       ----------      -------      ----------       -----------
Balance forward                                         2,979,020      $ 2,979      $  981,179       $  (987,491)

Common stock issued for the acquisition
 of Caribbean Holdings Int'l, Corp. at
 $.006 per share                                       25,000,000       25,000        (867,092)          987,491

Common stock issued for legal fees at
 $1.00 per share                                          300,000          300         299,700                --

Common stock issued for consulting
 and directors fees at $1.00 per share                    160,000          160         159,840                --

Common stock to be issued  for cash
 contributions                                            462,598          463         462,135                --

Common stock options granted for services                      --           --         499,500                --

Net loss for the six months ended
 November 30, 1996 (Unaudited)                                 --           --              --        (1,202,470)
                                                       ----------      -------      ----------       -----------

Balance, November 30, 1996 (Unaudited)                 28,901,618      $28,902      $1,535,262       $(1,202,470)
                                                       ==========      =======      ==========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                  From
                                                                                                               Inception on
                                                        For the Three Months         For the Six Months        November 4,
                                                          Ended November 30,         Ended November 30,        1985 Through
                                                      -----------------------       ---------------------      November 30,
                                                          1996           1995          1996          1995          1996
                                                      -----------        ----       -----------      ----      ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                            $(1,165,135)       $--       $(1,202,470)       $--       $(1,202,470)
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Common stock issued for services                      460,000         --           460,000         --           460,000
    Common stock options granted
     for services                                         499,500         --           499,500         --           499,500
    Depreciation                                            1,896         --             1,896         --             1,896
   Changes in operating assets and liabilities:
    (Increase) in receivable                             (200,000)        --          (200,000)        --          (200,000)
    (Increase) in prepaid legal fees                           --         --            (7,500)        --            (7,500)
    (Increase) decrease in note
     receivable and accrued interest                           --         --                --         --           (10,011)
    (Increase) in joint venture in
     net profit advances                                 (118,000)        --          (118,000)        --          (118,000)
    (Increase) in debtor-in-possession
     financing advance                                   (100,000)        --          (100,000)        --          (100,000)
    Increase (decrease) in accounts
     payable and accrued liabilities                       49,065         --            47,150         --            49,065
                                                      -----------        ---       -----------        ---       -----------

     Net Cash (Used) by
      Operating Activities                               (572,674)        --          (619,424)        --          (627,520)
                                                      -----------        ---       -----------        ---       -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Common stock issued to
   acquire subsidiary                                     147,295         --           147,295         --           147,295
  Purchase of fixed assets                                     --         --                --         --            (8,935)
                                                      -----------        ---       -----------        ---       -----------

     Net Cash (Used) by Investing
      Activities                                          147,295         --           147,295         --           138,360
                                                      -----------        ---       -----------        ---       -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Principle payments on capital lease                        (291)        --              (909)        --              (909)
  Advances from related parties                               450         --               450         --            28,450
  Common stock to be issued for cash
   contributions                                          426,058         --           462,598         --           462,598
                                                      -----------        ---       -----------        ---       -----------

     Net Cash Provided (Used) by
      Financing Activities                            $   426,217        $--       $   462,139        $--       $   490,139
                                                      -----------        ---       -----------        ---       -----------


        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                         From
                                                                                      Inception on
                                     For the Three Months      For the Six Months     November 4,
                                      Ended November 30,       Ended November 30,     1985 Through
                                     -------------------      -------------------     November 30,
                                       1996         1995        1996         1995         1996
                                     --------       ----      --------       ----     ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                $    778       $--       $ (9,990)       $          $    979

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      201        --         10,969         --             --
                                     --------       ---       --------        ---       --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $    979       $--       $    979        $--       $    979
                                     ========       ===       ========        ===       ========

Cash Paid For:

  Interest                           $  1,341       $--       $  1,341        $--       $  1,341
  Income taxes                       $     --       $--       $     --        $--       $     --

Non Cash Financing Activities:

  Issuance of common stock to
   acquire subsidiary                $147,235       $--       $147,235        $--       $147,235
  Issuance of common stock for
   services provided                 $460,000       $--       $460,000        $--       $460,000
  Common stock options granted
   for services                      $499,500       $--       $499,500        $--       $499,500
  Purchase of vehicle under a
   capital lease                     $     --       $--       $     --        $--       $ 29,795


        The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a. Organization

                Wasatch International Corporation (the Company) was incorporated in the State of Nevada on November 4, 1985 as Java, Inc. The Company changed its name to Wasatch International Corporation on September 27, 1995. The Company's principal business activity is to seek potential business ventures and assets which may warrant involvement or purchase.

                On November 7, 1986, the Company issued shares of it's common stock to acquire Quazon Communications, Inc. In 1989, that Company ceased operations along with the operations of its wholly owned subsidiary.

                On November 12, 1995, the Company acquired all of the issued and outstanding common stock of Graffiti Removal Systems, Inc. (Graffiti). Graffiti was incorporated on November 8, 1995 in the State of Utah. Graffiti's principal business is that of graffiti removal and consulting.

                Effective September 25, 1996, the Company acquired all of the issued and outstanding common stock of Caribbean Holdings Int'l Corp. (Caribbean) in exchange for 25,000,000 shares of the Company's common stock (see Notes 3, 7 and 9). Caribbean was incorporated in the State of Florida on December 27, 1995. Caribbean is a partner in a joint venture involving the development of and sale of recreational property in the Bahamas (see Note 6) which is the Company's principal business operation.

                The acquisition of Caribbean has been accounted for as a purchase because the shareholder of Caribbean controls the Company after the acquisition. Accordingly, Caribbean is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of the Company as a result of the acquisition as the market value approximated the net carrying value.

                b. Development Stage and Continued Existence

                As of November 30, 1996, the activities of the Company and its subsidiaries have not yet produced significant revenues from operations. Accordingly, the Companies are considered to be in the development stage with the accompanying consolidated financial statements reflecting the results of operations, changes in stockholders' equity (deficit) and cash flows for the period from inception on November 4, 1985 through November 30, 1996. In addition, the accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have incurred recurring losses from operations which raises doubt about the Companies ability to continue as going concerns.

                The recovery of assets and continuation of future operations are dependent upon the Companies ability to obtain additional debt or equity financing and their ability to generate revenues sufficient to continue pursuing their business purposes. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

                c. Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

                d. Principles of Consolidation

                The consolidated financial statements include the Company and its wholly owned subsidiaries, Graffiti Removal Systems, Inc. and Caribbean Holdings Int'l Corp. All significant intercompany accounts and transactions have been eliminated.

                e. Consolidated Financial Statement Presentation

                Certain balances for prior periods have been reclassified to conform to the current period consolidated financial statement presentation.

                f. Loss Per Share of Common Stock

                The loss per share of common stock is based on the weighted average number of common shares outstanding at the date of the consolidated financial statements. Only primary loss per share of common stock is disclosed in the accompanying consolidated statements of operations as fully diluted loss per share is anti-dilutive.

                g. Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                h. Cash and Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                i. Vehicle and Depreciation

                The vehicle is stated at cost. Depreciation is provided using the straight-line method over an expected useful life of five years.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

                j. Income Taxes

                Through November 30, 1996, the Company and its subsidiaries have sustained operating losses totaling approximately $1,600,000 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statement since their realization cannot be assured.

NOTE 2 -        RECEIVABLE

                The Company submitted a bid proposal to the U.S. Bankruptcy Court in Florida in an effort to purchase all of the assets of Palm Beach Cruise Lines, Inc. (Palm Beach). As part of that acquisition proposal, the Company advances $312,000 to Palm Beach as Debtor-in-Possession financing. The Company was unsuccessful in its bid proposal. As part of the plan of reorganization of the ultimate buyer of Palm Beach, the U.S. Bankruptcy Court in Florida ordered that the Company be repaid the $312,000 no later than scheduled closing of the plan of reorganization, January 18, 1997. The Company sold its interest in the $312,000 receivable for $200,000 and the forgiveness of $100,000 owed to an affiliate of the Company's primary shareholder. The $100,000 was offset against contributions made to the Company as discussed in Note 6. The $200,000 was collected by the Company subsequent to November 30, 1996. Accordingly, this receivable has been reflected as current in the accompanying consolidated financial statements.

NOTE 3 -        JOINT VENTURE NET PROFIT ADVANCES

                On July 10, 1996, the Company's wholly owned subsidiary, Caribbean Holdings Int'l Corp., entered into a joint venture agreement with two individuals unaffiliated with Company the or any of its subsidiaries to, among other things, develop, lease and/or sell real estate located in the Bahamas beneficially owned by those individuals. These individuals are the heirs to an estate which is in the process of probate that owns the real estate. The agreement provides for net profits to be shared equally by Caribbean and the two individuals. The agreement also stipulates that advance payments are to be made to the two individuals toward their share of future net profits derived from the real estate associated with the joint venture. Pursuant to the agreement, the two individuals were paid $100,000 initially in $25,000 installments and $1,500 each monthly until the estate has been completely probated. Through November 30, 1996, a total of $118,000 of advances toward joint venture net profit have been paid to the two individuals. Management of the Company feels that the net profit potential from real estate and the related joint venture are sufficient to ensure realization of these advances. Since the ultimate timing of when such net profit generation might be accomplished, these advances have been reflected as noncurrent in the accompanying consolidated financial statements. See Note 9 for further discussion regarding this transaction.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 4 -        RELATED PARTY PAYABLES

                For the periods ended November 30, 1996 and May 31, 1996, certain officers, directors, employees and shareholders provided services and cash to the Company which have been accounted for as related party payables in the amounts of $28,450 and $28,000, respectively.

NOTE 5 -        CAPITAL LEASE PAYABLE

                The Company's subsidiary, Grafitti, has purchased a vehicle under a capital lease. Future minimum lease payments required under the capital lease as of November 30, 1996 are as follows:

                 1996                                               $   377
                 1997                                                 4,524
                 1998                                                 4,524
                 1999                                                 4,524
                 2000                                                 4,524
                 2001                                                 4,524
                 2002                                                13,482
                                                                    -------

                      Total minimum lease payments                   36,479

                 Less amount representing interest (at 11%)          (7,593)
                                                                    -------

                 Present value of net minimum lease payments         28,886

                 Less current portion                                (1,980)
                                                                    -------

                 Total                                              $26,906
                                                                    =======

                As of November 30, 1996, this leased vehicle has a cost of $39,821 and accumulated depreciation of $8,216.

NOTE 6 -        COMMITMENTS AND CONTINGENCIES

                On October 1, 1996, the Company entered into an employment agreement with its president for a period of five years. The agreement provides for annual compensation of $250,000 with annual increases of $10,000. The Company president has elected to postpone payment of his salary until the Company has obtained sufficient operational funding. Accordingly, two months of his salary totaling $41,667 has been accrued in the accompanying consolidated financial statements. In addition, the Company president shall receive an annual bonus equal to one percent of earnings before income taxes, depreciation and amortization. The agreement also provides for other customary employment benefits. As part of the agreement, the Company president has been granted an annual stock option to acquire 500,000 of the Company's common stock at par value. See Note 8 for a related discussion.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 6 -        COMMITMENTS AND CONTINGENCIES (Continued)

                In October 1996, in connection with the Wasatch International Corporation Stock Plan and the filing of the related registration statement (see Note 7), the Company entered into various consulting agreements with officers, directors and consultants wherein those individuals are to provide services to the Company for a period of one year with the shares of common stock issued as sole compensation.

                As discussed in Notes 1 and 9, the Company issued 25,000,000 shares of common stock to acquire all of the issued and outstanding common stock of Caribbean Holdings Int'l Corp. The number of shares issued and the basis of this transaction is contingent upon Caribbean obtaining a fairness legal opinion, marketable title, and an appraisal for a minimum of $12,000,000 all related to real estate associated with a joint venture for which Caribbean is a partner. Those contingencies have not been met and the ultimate impact on the Company and its financial condition if they are not satisfied cannot be readily determined.

NOTE 7 -        COMMON STOCK

                During October of 1995, the board of directors authorized the issuance of 117,125 shares of the Company's common stock to certain officers for services provided. The shares were valued at $23,425 or $0.20 per share.

                On November 4, 1995, the shareholders approved a reverse stock split of the Company's outstanding common stock at a rate of one share for every two hundred shares outstanding. The Company provided that no shareholder would be reduced below 50 shares and, accordingly, issued 8,377 fractional shares of common stock.

                On November 12, 1995, the board of directors authorized the issuance of 2,500,000 shares of the Company's common stock valued at $5,000 for services provided by an officer of the Company. An additional 225,000 shares of the Company's common stock valued at $4,500 was authorized for issuance, and were issued on January 23, 1996.

                In October 1996, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 relating to the "Wasatch International Corporation Stock Plan". This plan provides for the issuance of up to 5,000,000 shares of common stock as options, grants or awards to individuals who perform special or extraordinary services on behalf of the Company. In November 1996, in conjunction with that stock plan, the Company issued 130,000 shares of common stock to officers and directors, 30,000 shares to consultants and 300,000 to an attorney for legal services. These shares have been valued at $1.00 per share in the accompanying consolidated financial statements based on contemplated concurrent cash stock transactions.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 7 -        COMMON STOCK (Continued)

                The Company issued 25,000,000 shares of common stock in September 1996 to acquire all of the issued and outstanding common stock of Caribbean Holding's Int'l Corp. (see Note 9).

                Through November 30, 1996, the majority shareholder of the Company has contributed cash funds totaling $362,598 used for acquisition and investment costs and operating expenses. The majority shareholder is to be issued one share of common stock for every dollar contributed. These shares had not been issued as of November 30, 1996 but have been reflected as outstanding in the accompanying consolidated financial statements.

NOTE 8 -        COMMON STOCK OPTIONS

                The Company's president was granted the option to purchase 500,000 shares of the Company's common stock at par value as part of a related employment agreement (see Note 6). The difference between estimated market value on the date of grant, $1.00, and par value, $.001, applied to the 500,000 options granted, totalling $499,500 has been recognized as compensation in the accompanying consolidated statement of operations.

                There are no other common stock options outstanding at November 30, 1996.

NOTE 9 -        ACQUISITION OF CARIBBEAN HOLDINGS INT'L CORP.

                As discussed in Note 1, pursuant to an agreement dated September 25, 1996, the Company acquired all of the issued an outstanding common stock of Caribbean Holdings Int'l Corp. (Caribbean) in exchange for 25,000,000 shares of the Company's common stock. Caribbean's principal asset is a 50% net profits interest in a joint venture having development, ownership and other rights associated with approximately 15,000 acres of real estate in the Bahamas having a estimated fair market value of at least $12,000,000. The real estate is part of an estate that is currently in probate with Caribbean joint venture partners being heirs to the property. The heirs are to convey the ownership of the property to the joint venture once marketable title has been obtained, in exchange for a 50% net profits interest in the joint venture. The joint venture interest and the related real estate have no cost basis to the Company and, accordingly, no related value for the property or the joint venture interest has been recorded in the accompanying consolidated financial statements.

                The agreement provides that Caribbean is to provide a fairness opinion from investment counsel, a legal opinion confirming marketable title to the real estate transferred to the joint venture and a certified appraisal valuing the real estate at a minimum of $12,000,000. Should the appraisal result in a fair market value of less than $12,000,000, the number of shares of the Company's common stock shall be reduced proportionately. These conditions were to have been met by December 31, 1996 which has not been accomplished. The Company has informally extended the date indefinitely for compliance with these conditions.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                       November 30, 1996 and May 31, 1996


NOTE 10 -       EDWARDS-WASATCH ENTERPRISES L.L.C. JOINT VENTURE

                In October 1996, the Company agreed to provide a total of $5,000,000 of Debtor-in Possession (DIP) financing to Kiwi International Airlines, Inc. (Kiwi), a company which had filed for reorganization pursuant to Chapter 11 of the National Bankruptcy Code. As of November 30, 1996, the principal shareholder of the Company had provided to Kiwi $100,000 toward the DIP financing on behalf of the Company.

                On November 26, 1996, the Company entered into a joint venture agreement with an unaffiliated individual and formed the Edwards-Wasatch Enterprises L.L.C. (EWE). The Company then assigned its right to provide Kiwi the DIP financing and the exclusive right to present a plan of arrangement in the bankruptcy proceedings, which assignment and arrangement was approved by the Bankruptcy Court. As of November 30, 1996, the Company had not advanced any funds with respect to this transaction and, therefore, no effect of this transaction has been reflected in the accompanying consolidated financial statements.

                Subsequent to November 30, 1996, two orders have been approved by the bankruptcy court increasing the DIP financing to $9,500,000. The EWE joint venture has financed Kiwi with $5,780,000 in cash and $3,159,000 in the forms of letters of credit. The company has a 41.3% ownership interest in EWE. The joint venture agreement is structured to enable to the Company to acquire the interest of the other joint venture partner. In that regard, subsequent to November 30, 1996, the Company issued 4,000,000 shares of common stock to the other joint venture partner as down payment for acquiring his interest in EWE. This joint venture partner has subsequently been appointed to the board of directors of the Company.

NOTE 11 -       SUBSEQUENT EVENTS

                In December 1996, the Company issued 500,000 shares of common stock to an unaffiliated individual in return for $500,000. These funds were used by the Company to meet the joint venture contributions discussed in Note 10. The Company has agreed to repay these monies to the individual in return for the shares of common stock which are being held in escrow. The Company is in default on its repayment commitment and is negotiating repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION.

         The Company had no substantial revenues from operations for the quarterly period ended November 30, 1996 and does not anticipate receiving any revenues from operations during the remainder of the current fiscal year. All funds required to bring the Company's plans to fruition are derived from investments by existing or new stockholders. The following is a summary of the Company's current and past projects.

PALM BEACH CRUISE LINES, INC.

         The Company submitted a bid to purchase all of the assets of Palm Beach Cruise Lines, Inc. ("Palm Beach") a casino/cruise ship operating out of Palm Beach, Florida and the Bahamas which was in reorganization proceedings pursuant to Chapter 11 of the United States Bankruptcy Code. Pursuant to an agreement, the Company advanced $312,000 as Debtor-In-Possession ("DIP") financing to Palm Beach as working capital. The Company lost its right to offer a plan of arrangement, but the Court confirmed its right to receive the return of its $312,000. The Company had transferred said rights to a third party in exchange for the advancement of $200,000 and the cancellation of a $100,000 obligation of LaSalle, its largest shareholder.

KIWI INTERNATIONAL AIRLINES, INC.

         The Company is currently involved in the advancement of DIP financing to Kiwi International Airlines, Inc. ("Kiwi") a commercial air carrier which is in reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The Company, in October of 1996, agreed to provide a total of $5,000,000 in DIP financing to Kiwi. In November of 1996, the Company in association with a Baltimore individual (hereinafter referred to as "Edwards") agreed to form a Limited Liability Company, Edwards-Wasatch Enterprises L.L.C. (hereinafter "EWE") to which the Company assigned its right to provide Kiwi the DIP financing and for the exclusive right to present a plan of arrangement in the bankruptcy proceedings. Pursuant to the agreement (the "EWE Agreement"), Edwards agreed to provide up to $5,000,000 to fund Kiwi operations and the Company agreed to provide up to an additional $1,000,000. Subsequent Bankruptcy Court Orders increased the DIP financing to a total of $9,500,000, consisting of $6,000,000 in cash and $3,500,000 in the form of letters of credit.

         EWE is currently owned 41.3% by the Company and 58.7% by Edwards. The Company has an option to acquire Edward's interest in EWE by converting said interest into shares of the Company's common stock, provided that the Company's stock is convertible into shares of Kiwi. Management of the Company believes that a substantial additional investment will be necessary to provide the capital necessary to pay the cost and expenses of the Chapter 11 proceeding and to compromise the various claims of Kiwi. The Company's relationship with Kiwi is that of debtor/creditor and it expects to be repaid the full amount of the DIP loan. The Company is not responsible for any of Kiwi's debts. However, the Company intends to raise the capital needed to fund Kiwi's reorganization expenses estimated at $10 to $15 million.

CARIBBEAN HOLDINGS INTERNATIONAL INC.

         In September 1996 the Company acquired 100% of the outstanding common stock of Caribbean Holdings International Inc. ("Caribbean"), a Florida corporation, in exchange for 25,000,000 shares of common stock of the Company. At the time of the acquisition, the principal asset of Caribbean was a joint venture agreement with Raymond and Merril MacDonald to develop approximately 15,000 acres of land in the Bahamas. Pursuant to the acquisition agreement between the Company and Caribbean, Caribbean is to provide the Company with a real estate appraisal establishing the value of the land at no less than $12,000,000; a fairness opinion from an investment banking firm establishing a fair market value of Caribbean at no less then $12,000,000; and a legal opinion confirming marketable title to the lands. As of this date, no appraisal has been completed on the land. Pursuant to the terms of the Joint Venture Agreement, as of November 30, 1996, the Company paid $118,000 to Raymond & Merril MacDonald.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company has agreed to return the investment of an offshore purchaser to resolve a dispute regarding a stock purchase. In the event litigation is instituted, the Company intends to resolve the matter amicably.

         On or about December, 1996, the company was named in a lawsuit along with four other defendants to recover an alleged loan in the amount of approximately $50,000. Said matter has been settled in principle and the terms are confidential. Management does not believe that this amount is material.

         Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 2.  CHANGES IN SECURITIES.

         On October 30, 1996 the Company filed a Certificate of Amendment of Articles of Incorporation to authorize 20,000,000 of preferred stock, par value $0.001. No shares of preferred stock have been issued as of this date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None; not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None; not applicable.

ITEM 5.  OTHER INFORMATION.

         None, not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

(a)      Exhibits*                     Exhibit Number             Page Number
         None.

(b)      Reports on Form 8-K.
         None.



                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WASATCH INTERNATIONAL CORPORATION



Date: April 24, 1997                  By: /s/ *
                                          ------------------------------------
                                          Joe Logan Jr., President



Date: April 24, 1997                  By: /s/ *
                                          ------------------------------------
                                          Mary Duncan, Secretary



Date: April 24, 1997                  By: /s/ John B.M. Frohling
                                          ------------------------------------
                                          John B.M. Frohling
                                          Attorney-in-fact

* John B.M. Frohling by signing his name thereto signs this Form 10-QSB on behalf of the persons indicated above. An original power of attorney authorizing John B.M. Frohling to sign this Form 10-QSB on behalf of Joe Logan Jr., and Mary Duncan have been executed.