Form 10QSB
period 1997-03-31
WASATCH INTERNATIONAL CORP
filed 1997-05-16
CIK 787496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

                        WASATCH INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                            NEVADA                                                87-0435741
(State or other jurisdiction of incorporation or organization)           I.R.S. Employer Id. Number.

        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426
                    (Address of principal executive offices)

                                 (561) 732-1200
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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The Consolidated Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by the management of the Company and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Registrant.




                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                        WASATCH INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                     February 28. 1997 and November 30, 1996

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                           February 28,    November 30,
                                                                               1997            1996
                                                                            ----------        -------
                                                                            (Unaudited)
CURRENT ASSETS
            Cash and cash equivalents                                       $    5,083        $10,969
            Accrued Interest receivable                                         11,257
            Receivable (Note 2) Stockholder                                    386,911             --
            Notes receivable and accrued interest - current (Note 4)                --         10,011
  Prepaid legal fees                                                                --             --
                                                                            ----------        -------
     Total Current Assets                                                      403,331         20,980
                                                                            ----------        -------

VEHICLE, net of accumulated depreciation of $12,010
 and $4,424, respectively (Note 4)                                                  --         35,397
                                                                            ----------        -------

OTHER ASSETS
            Joint venture - net profit advances (Note 3)                    $  129,900             --
            Advance on debtor-in-possession financing (Note 10)              1,161,057             --
            Investment in Ethnic Broadcasting Corp.                            300,000             --
  Deposit on purchase of Wasatch/Edwards L.L.C. Partnership                  4,000,000             --
  Notes receivable and accrued interest, net - long term                            --             --
                                                                            ----------        -------
     Total Other Assets                                                      5,590,957             --
                                                                            ----------        -------
      TOTAL ASSETS                                                          $5,994,288        $56,377
                                                                            ==========        =======




  The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     February 28,          May 31,
                                                                        1997                1996
                                                                     -----------         ---------
                                                                     (Unaudited)
CURRENT LIABILITIES
            Accounts payable                                         $   139,280         $   1,915
            Related party payables (Note 4)                               28,000
            Advances on stock purchases (Note 5)
            Current portion of capital lease payable (Note 4)                 --             4,524
            Stock recission agreement (note 8)                           525,000                --
                                                                     -----------         ---------
            Total Current Liabilities                                    664,280            34,439
                                                                     -----------         ---------
LONG-TERM DEBT
            Note payable                                                      --                --
Capital lease payable (Note 5)                                                --            25,271
                                                                     -----------         ---------
            Total Liabilities                                            664,280            59,710
                                                                     -----------         ---------
COMMITMENTS AND CONTINGENCIES
 (Notes 6, 9, 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIT)
            Preferred stock, $0.001 par value, 20,000,000
            shares authorized, none issued and outstanding                    --                --
            Common stock, $0.001 par value, 50,000,000
            shares authorized, 34,262,820 and 2,979,020
            shares issued and outstanding, respectively                   34,263             2,979
            Additional paid-in capital                                 6,891,103           981,179
            Deficit accumulated during the development stage          (1,595,358)         (987,491)
                                                                     -----------         ---------
     Total Stockholders' Equity (Deficit)                              5,330,008            (3,333)
                                                                     -----------         ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 5,994,288            56,377
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

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                  From Inception on
                                               For the Three Months                For the nine Months               November 4,
                                                Ended February 28,                  Ended February 28,              1985 Through
                                             -------------------------         ----------------------------         February 28,
                                                1997             1996              1997              1996               1997
                                             ---------         -------         -----------         --------         -----------
REVENUE                                      $  15,672         $    --         $    16,582         $     --         $    16,582
                                             ---------         -------         -----------         --------         -----------
OPERATING EXPENSES
  Officers and directors compensation           62,500              --             933,667               --             933,667
  Legal fees                                    67,570              --             410,500               --             410,500
  Other general and administration
   expenses                                    296,293              --             214,769               --             214,769
                                             ---------         -------         -----------         --------         -----------
     Total Operating Expenses                  426,363              --           1,558,936               --           1,558,936
                                             ---------         -------         -----------         --------         -----------
OPERATING LOSS                                (398,834)             --          (1,530,497)              --          (1,530,497)
                                             ---------         -------         -----------         --------         -----------
OTHER INCOME AND (EXPENSE)
  Interest expense                                                  --              (1,341)              --              (1,341)
  Depreciation                                                      --              (1,896)              --              (1,896)
  Gain on sale of subsidiary                   (17,946)             --             (17,946)              --                  --
  loss on disposition of asset                 (12,000)             --             (12,000)                             (12,000)
                                             ---------         -------         -----------         --------         -----------
     Total Other Income and
      (Expense)                                 (5,946)             --             (15,237)              --             (15,237)
                                             ---------         -------         -----------         --------         -----------

NET LOSS                                     $(392,888)        $    --         $(1,545,734)        $     --         $(1,545,734)
                                             =========         =======         ===========         ========         ===========

Net Loss Per Share                           $   (0.01)        $ (0.00)        $     (0.06)        $  (0.00)
                                             =========         =======         ===========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
            Consolidated Statements of Stockholders' Equity (Deficit)
          From Inception on November 4, 1985 through February 28, 1997


                                                                                                   Deficit
                                                                                                 Accumulated
                                                         Common                 Additional       During the
                                                                                 Paid-in         Development
                                                  Shares          Amount         Capital            Stage
                                                  ------          ------         -------            -----
Inception, November 4, 1985                             --        $   --        $      --         $      --
Common stock issued for cash at $1.92
 per share                                           6,250             6           11,994                --
Common stock issued to public for cash
 at $20.00 per share                                 6,602             7          132,028                --
Cost of public offering                                 --            --          (38,791)               --
Common stock issued to acquire Quazon
Communications, Inc. at $7.31 per share            115,666           116          845,873                --
Net loss from inception on
November 4, 1985
through May 31, 1993                                    --            --               --          (951,233)
                                                 ---------        ------        ---------         ---------
Balance, May 31, 1993                              128,518           129          951,104          (951,233)
Net loss for the year ended May 31, 1994                --            --               --                --
                                                 ---------        ------        ---------         ---------
Balance, May 31, 1994                              128,518           129          951,104          (951,233)
Net loss for the year ended May 31, 1995                --            --               --                --
                                                 ---------        ------        ---------         ---------
Balance, May 31, 1995                              128,518           129          951,104          (951,233)
Common stock issued to officers for
 services provided at $0.20 per share              117,125           117           23,308                --
Common stock issued to an officer for
 services provided at $0.002 per share           2,500,000         2,500            2,500                --
Fractional shares issued in reverse split            8,377             8               (8)               --
Common stock issued pursuant to a
 Form S-8 at $0.02 per share                       225,000           225            4,275                --
Net loss for the year ended May 31, 1996                --            --               --           (36,258)
                                                 ---------        ------        ---------         ---------
Balance, May 31, 1996                            2,979,020        $2,979        $ 981,179         $(987,491)
                                                 ---------        ------        ---------         ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)
          From Inception on November 4, 1985 through February 28, 1997


                                                                                                 Deficit
                                                                                                 Accumulated
                                                    Common                   Additional          During the
                                           ------------------------          Paid-in             Development
                                           Shares            Amount          Capital             Stage
                                           ------            ------          -------             -----
Balance forward                           2,979,020       $ 2,979         $  981,179        $  (987,491)

Common stock issued for the
acquisition of Caribbean Holdings
Int'l Corp. At $.006 per share           25,000,000        25,000           (867,092)           987,491

Common stock issued for legal
fees at $1.00 per share                     300,000           300            299,700                 --

Common stock issued for
consulting and directors fees
at $1.00 per share                          160,000           160            159,480                 --

Common stock to be issued
for cash contributions at
$1.00 per share                             462,598           463            462,135                 --

Common stock options granted
for services                                     --            --            499,500                 --

Net loss for the six months
ended November 30, 1996
(Unaudited)                                      --            --                 --         (1,202,470)

Balance, November 30, 1996
(Unaudited)                              28,901,618        28,902          1,535,262        $ 1,202,470)



8    The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on November 4, 1985 through February 28, 1997



                                                                                                    Deficit
                                                                                                  Accumulated
                                                            Common              Additional        During the
                                                    ----------------------        Paid-in         Development
                                                   Shares           Amount        Capital            Stage
                                                   ------           ------        -------            -----
Balance forward                                  28,901,618       $28,902       $1,535,262       $(1,202,470)
Common stock issued for a deposit
on the purchase of the
Wasatch/Edwards LLC partnership
at $1.00 per share                                4,000,000         4,000        3,996,000                --

Common stock issued to majority
shareholder for cash advances
at $1.00 per share                                  836,202           836          835,366                --

Common stock to be issued for services
at $1.00 per share                                  200,000           200          199,800                --

Common stock to be issued for services
at $1.00 per share                                   25,000            25           24,975                --

Common stock to be issued for Ethnic
at $1.00 per share                                  300,000           300          299,700                --

Common stock options granted for services
Net loss for the six months ended
February 28, 1997 (Unaudited)                            --            --               --
                                                 ----------       -------       ----------       -----------
Balance, February 28, 1997 (Unaudited)           34,262,820       $34,263       $6,891,103       $(1,595,358)
                                                 ==========       =======       ==========       ===========



9    The accompanying notes are an integral part of these consolidated financial statements.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996

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

           On November 7, 1986, the Company issued shares of it's common stock to acquire Quazon Communications, Inc. In 1989, that Company ceased operations along with the operations of its wholly owned subsidiary. On November 12, 1995, the Company acquired all of the issued and outstanding common stock of Graffiti Removal Systems, Inc. (Graffiti). Graffiti was incorporated on November 8, 1995 in the State of Utah. Graffiti's principal business is that of graffiti removal and consulting. The Company has agreed, in principle to sell this subsidiary to its former President for the recovery of expenses. Effective September 25, 1996, the Company acquired all of the issued and outstanding common stock of Caribbean Holdings Intl. Corp. (Caribbean) in exchange for 25,000,000 shares of the Company's common stock (see Notes 3, 7 and 9). Caribbean was incorporated in the State of Florida on December 27, 1995. Caribbean is a partner in a joint venture involving the development of and sale of recreational property in the Bahamas (see Note 6) which is one of the Company's principal business operations. The acquisition of Caribbean has been accounted for as a purchase because the shareholder of Caribbean controls the Company after the acquisition. Accordingly, Caribbean is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of the Company as a result of the acquisition as the market value approximated the net carrying value.

           b. Development Stage and Continued Existence

           As of February 28, 1997, the activities of the Company and its subsidiaries have not yet produced significant revenues from operations. Accordingly, the Companies are considered to be in the development stage with the accompanying consolidated financial statements reflecting the results of operations, changes in stockholders' equity (deficit) and cash flows for the period from inception on November 4, 1985 through February 28 , 1997. In addition, the accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have incurred recurring losses from operations which raises doubt about the Companies ability to continue as going concerns. The recovery of assets and continuation of future operations are dependent upon the Companies ability to obtain additional debt or equity financing and their ability to generate revenues sufficient to continue pursuing their business purposes. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                    February 28 , 1997 and November 30, 1996

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           c. Accounting Method

           The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

           d. Principles of Consolidation

           The consolidated financial statements include the Company and its wholly owned subsidiary, Caribbean Holdings Intl. Corp. All significant intercompany accounts and transactions have been eliminated.

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

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

           i. Vehicle and Depreciation

           The vehicle own by Graffiti Removal Systems, Inc was previously stated at cost. Depreciation was calculated using the straight-line method over an expected useful life of five years. Due to the pending sale of Graffiti Removal Systems, Inc., the vehicle has been eliminated from the financial records.

           j. Income Taxes

           Through February 28, 1997, the Company and its subsidiaries have sustained operating losses totaling approximately $1,938,622 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statement since their realization cannot be assured.

NOTE 2 -   RECEIVABLE

           The Company submitted a bid proposal to the U.S. Bankruptcy Court in Florida in an effort to purchase all of the assets of Palm Beach Cruise Lines, Inc. (Palm Beach). As part of that acquisition proposal, the Company advances $312,000 to Palm Beach as Debtor-in-Possession financing. The Company was unsuccessful in its bid proposal. As part of the plan of reorganization of the ultimate buyer of Palm Beach, the U.S. Bankruptcy Court in Florida ordered that the Company be repaid the $312,000 no later than scheduled closing of the plan of reorganization, January 18, 1997. The Company sold its interest in the $312,000 receivable for $200,000 and the forgiveness of $100,000 owed to an affiliate of the Company's principal shareholder. The $100,000 was offset against contributions made to the Company as discussed in Note 6. The $200,000 was collected by the Company. Accordingly, the accompanying consolidated financial statements thus reflect collection of the receivable. The offset against contributions of a affiliate of the Company's primary share holder, and the $12,000 differential has been treated as a lose on disposition of an asset on the current financial statement. The Company was due $368,991 from its principal shareholder as of February 28, 1997 which has since been advanced in full.

NOTE 3 -   JOINT VENTURE NET PROFIT ADVANCES

           On July 10, 1996, the Company's wholly owned subsidiary, Caribbean Holdings Intl. Corp., entered into a joint venture agreement with two individuals previously unaffiliated with Company or any of its subsidiaries to, among other things, develop, lease and/or sell real estate located in the Bahamas beneficially owned by those individuals. These

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996




           individuals are the heirs to an estate which is in the process of being probated that owns the real estate. The agreement provides for net profits to be shared equally by Caribbean and the two individuals. The agreement also stipulates that advance payments are to be made to the two individuals toward their share of future net profits derived from the real estate associated with the joint venture. Pursuant to the agreement, the two individuals were paid $100,000 initially in $25,000 installments and $1,500 each monthly until the estate has been completely probated. Through February 28, 1997, a total of $129,900 of advances toward joint venture net profit have been paid to the two individuals. Management of the Company feels that the net profit potential from real estate and the related joint venture are sufficient to ensure realization of these advances. Since the ultimate timing of when such net profit generation might be accomplished, these advances have been reflected as noncurrent in the accompanying consolidated financial statements. See Note 9 for further discussion regarding this transaction.

NOTE 4 -   RELATED PARTY PAYABLES

           As of February, 1997 the Company agreed to the sale of the Company's wholly owned subsidiary, Graffiti Removal to its former President in exchange for the recovery of exchange expenses. In the current financials ending February 28, 1997 this has been reflected in the disposition of the current and long term portion of notes receivable and the vehicle that was acquired in that subsidiary. The sale will be subject to the assumption of liabilities including the capital lease itself. This transaction is expected to generate a gain on sale of subsidiary of $17,946 incurred with assumption of an excess of book value liabilities over book value of assets acquired.

NOTE 5 -   CAPITAL LEASE PAYABLE

           The Company's subsidiary, Graffiti, has purchased a vehicle under a capital lease. Future minimum lease payments required under the capital lease as of February 28, have been assumed by the former President of the Company, and the Company has no further obligations in respect to the lease

NOTE 6 -   COMMITMENTS AND CONTINGENCIES

           On October 1, 1996, the Company entered into an employment agreement with its president for a period of five years. The agreement provides for annual compensation of $250,000 with annual increases of $10,000. The Company president has elected to postpone payment of his salary until the Company has obtained sufficient operational funding. Accordingly, five months of his salary totaling $104,168 has been accrued in the accompanying consolidated financial statements. In addition, the Company president

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996


NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)
           shall receive an annual bonus equal to one percent of earnings before income taxes, depreciation and amortization. The agreement also provides for other customary employment benefits. As part of the agreement, the Company president has been granted stock option to acquire 500,000 of the Company's common stock at par value. See Note 8 for a related discussion. Said option has been exercised.

           Effective January 1, 1997, the Company entered into an Employment Agreement with its Chief Financial Officer for a period of five years. The agreement provides for annual compensation of $150,000 with annual increases of $10,000. The company Chief Financial Officer has elected to defer payment of his salary until the company has obtained sufficient operational funding. Accordingly, no accrual of his salary has been accrued in the Account Consolidated Financial Statements. In addition, the company Chief Financial Officer shall receive an annual bonus equal to one percent of earnings before income taxes, depreciation and amortization. The agreement also provides for other customary employment benefits. As part of the agreement, the company Chief Financial Officer has been granted an annual stock option to acquire 250,000 of the company's common stock at par value.

           In October 1996, in connection with the Wasatch International Corporation Stock Plan and the filing of the related registration statement (see Note 7), the Company entered into various consulting agreements with officers, directors and consultants wherein those individuals are to provide services to the Company for a period of one year with the shares of common stock issued as sole compensation. As discussed in Notes 1 and 9, the Company issued 25,000,000 shares of common stock to acquire all of the issued and outstanding common stock of Caribbean Holdings Intl. Corp. The number of shares issued and the basis of this transaction is contingent upon Caribbean obtaining a fairness opinion, a legal opinion as to marketable title, and an appraisal estimating a minimum value of $12,000,000 all related to real estate associated with a joint venture in which Caribbean is a partner. Those contingencies have not been fully met and the ultimate impact on the Company and its financial condition if they are not satisfied cannot be readily determined.

NOTE 7 -   COMMON STOCK

           During October of 1995, the board of directors authorized the issuance of 117,125 shares of the Company's common stock to certain officers for services provided. The shares were valued at $23,425 or $0.20 per share. On November 4, 1995, the shareholders approved a reverse stock split of the Company's outstanding common stock at a rate of one share for every two hundred shares outstanding. The Company provided that no shareholder would be reduced below 50 shares and, accordingly, issued 8,377 fractional shares of common stock. On November 12, 1995, the board of directors authorized the issuance of 2,500,000 shares of the Company's common stock valued at $5,000 for services provided by an officer of the Company. An additional 225,000 shares of the Company's common stock valued at $4,500 were authorized for issuance, and were issued on January 23, 1996. In October 1996, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 relating to the "Wasatch International Corporation Stock Plan". This plan provides for the issuance of up to 5,000,000 shares of common stock as options, grants or awards to individuals who perform special or extraordinary services on behalf of the Company. In November 1996, in conjunction with that stock plan, the Company issued 530,000 shares of common stock to officers and directors, 230,000 shares to consultants and 300,000 to an attorney for legal services. These shares have been valued at $1.00 per share in the accompanying consolidated financial statements based on contemplated concurrent cash stock transactions.

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996

NOTE 7 -   COMMON STOCK (Continued)

           The Company issued 25,000,000 shares of common stock in September 1996 to acquire all of the issued and outstanding common stock of Caribbean Holding's Intl. Corp. (see Note 9). Through November 30, 1996, the majority shareholder of the Company has contributed cash funds totaling $545,067 used for acquisition and investment costs and operating expenses. As of February 28, 1997, the majority shareholder has been issued 1,298,800 of common stock for the funds contributed and have been reflected as outstanding in the accompanying consolidated financial statements. On January 3, 1997 the company issued 300,000. On February 7, 1997 the company issued 4,000,000 shares of common stock to Dr Charles C. Edwards as a deposit on the purchase of his interest in Wasatch/Edwards L.L.C Partnership. These shares were issued at $1.00 per share. The full purchase price is contingent upon the value of the land in the Bahamas. The Company issued, on February 7, 1997, 955,000 and 193,800 shares of common stock on February 21, 1997 to La Salle for money advanced Wasatch at
           1.00 per share.

NOTE 8 -   COMMON STOCK OPTIONS

           The Company's president was granted the option to purchase 500,000 shares of the Company's common stock at par value as part of a related employment agreement (see Note 6). The President has since exercised said option. The difference between estimated market value on the date of grant, $1.00, and par value, $.001, applied to the 500,000 options granted, totaling $499,500 has been recognized as compensation in the accompanying consolidated statement of operations.

NOTE 9 -   ACQUISITION OF CARIBBEAN HOLDINGS INTL. CORP.

           As discussed in Note 1, pursuant to an agreement dated September 25, 1996, the Company acquired all of the issued and outstanding common stock of Caribbean Holdings Intl. Corp. (Caribbean) in exchange for 25,000,000 shares of the Company's common stock. Caribbean's principal asset is a 50% net profits interest in a joint venture having development, ownership and other rights associated with approximately 15,000 acres of real estate in the Bahamas having a estimated fair market value of at least $12,000,000. The real estate is part of an estate that is currently being probated with Caribbean's joint venture partners being heirs to the property. The heirs are to convey the ownership of the property to the joint venture once marketable title has been obtained, in exchange for a 50% net profits interest in the joint venture. The joint venture interest and the related real estate have no cost basis to the Company and, accordingly, no related value for the property or the joint venture interest has been recorded in the accompanying consolidated financial statements. The agreement provides that Caribbean is to provide a fairness opinion from investment counsel, a legal opinion confirming marketable title to the real estate transferred to the joint venture and a certified appraisal valuing the real estate at

               WASATCH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (Development Stage Companies)
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and November 30, 1996



           a minimum of $12,000,000. Should the appraisal result in a fair market value of less than $12,000,000, the number of shares of the Company's common stock shall be reduced proportionately. These conditions were to have been met by December 31, 1996 which has not been accomplished. The Company has informally extended the date indefinitely for compliance with these conditions.


NOTE 10 -  EDWARDS-WASATCH ENTERPRISES L.L.C. JOINT VENTURE

           In October 1996, the Company agreed to provide a total of $5,000,000 of Debtor-in Possession (DIP) financing to Kiwi International Airlines, Inc. (Kiwi), a company which had filed for reorganization pursuant to Chapter 11 of the National Bankruptcy Code. As of November 30, 1996, the Company provided Kiwi with $100,000 toward the DIP financing. On November 26, 1996, the Company entered into a joint venture agreement with an unaffiliated individual and formed the Edwards-Wasatch Enterprises L.L.C. (EWE). The Company then assigned its right to provide Kiwi the DIP financing and the exclusive right to present a plan of arrangement in the bankruptcy proceedings, which assignment and arrangement was approved by the Bankruptcy Court. Subsequent to November 30, 1996, two orders have been approved by the bankruptcy court increasing the DIP financing to $9,700,000. The EWE joint venture has financed Kiwi with $5,780,000 in cash and $3,159,000 in the forms of letters of credit. The Company has a 41.3% ownership interest in EWE. The joint venture agreement is structured to enable to the Company to acquire the interest of the other joint venture partner. In that regard, subsequent to November 30, 1996, the Company issued 4,000,000 shares of common stock to the other joint venture partner as down payment for acquiring his interest in EWE. This joint venture partner has subsequently been appointed to the board of directors of the Company.

NOTE 11 -  SUBSEQUENT EVENTS

           In December 1996, the Company issued 500,000 shares of common stock to an unaffiliated individual in return for $500,000. These funds were used by the Company to meet the joint venture contributions discussed in Note 10. The Company has agreed to repay these monies to the individual in return for the shares of common stock which are being held in escrow. The Company is in default on its repayment commitment and suit has been instituted to recover said moneys plus other relief

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION.

         The Company had no substantial revenues from operations for the quarter ended February 28, 1997 and does not anticipate receiving any revenues from operations during the remainder of the current fiscal year. All funds required to bring the Company's plans to fruition are derived from investments by existing or new stockholders.
The following is a summary of the Company's current and past projects.

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

         EWE is currently owned 41.3% by the Company and 58.7% by Edwards. The Company has an option to acquire Edward's interest in EWE by converting said interest into shares of the Company's common stock, provided that the Company's stock is convertible into shares of Kiwi. Management of the Company believes that a substantial additional investment will be necessary to provide the capital necessary to pay the cost and expenses of the Chapter 11 proceeding and to compromise the various claims of Kiwi. The Company's relationship with Kiwi is that of debtor/creditor and it expects to be repaid the full amount or a substantial part thereof the DIP loan. The Company is not responsible for any of Kiwi's debts. However, the Company intends to raise the capital needed to fund Kiwi's reorganization expenses estimated at $10 to $15 million.

CARIBBEAN HOLDINGS INTERNATIONAL INC.

         In September 1996 the Company acquired 100% of the outstanding common stock of Caribbean Holdings International Inc. ("Caribbean"), a Florida corporation, in exchange for 25,000,000 shares of common stock of the Company. At the time of the acquisition, the principal asset of Caribbean was a joint venture agreement with Raymond and Merril MacDonald to develop approximately 15,000 acres of land in the Bahamas. Pursuant to the acquisition agreement between the Company and Caribbean, Caribbean is to provide the Company with a real estate appraisal establishing the value of the land at no less than $12,000,000; a fairness opinion from an investment banking firm establishing a fair market value of Caribbean at no less then $12,000,000; and a legal opinion confirming marketable title to the lands. As of this date, no appraisal, fairness opinion or legal opinion have been completed. Pursuant to the terms of the Joint Venture Agreement, as of February 28, 1996, the Company paid $129,900 to Raymond & Merril MacDonald.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company has agreed to return the investment of an offshore purchaser to resolve a dispute regarding a stock purchase. Litigation has been instituted by the investor, but the Company intends to resolve the matter amicably.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

(a)      Exhibits*                  Exhibit Number             Page Number

         None.

(b)      Reports on Form 8-K.

         None.



                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     WASATCH INTERNATIONAL CORPORATION


Date: May 14, 1997                   By: /s/*
                                         ---------------------------------------
                                         Joe Logan Jr., President



Date: May 14, 1997                   By: /s/*
                                         ---------------------------------------
                                         Eli Leibowitz, Chief Financial Officer



Date: May 14, 1997                   By: /s/*
                                         ---------------------------------------
                                         Mary Duncan, Secretary



Date: May 14, 1997                    By:
                                         ---------------------------------------
                                         John B.M. Frohling
                                         Attorney-in-fact

* John B.M. Frohling by signing his name thereto signs this Form 10-QSB on behalf of the persons indicated above. An original power of attorney authorizing John B.M. Frohling to sign this Form 10-QSB on behalf of Joe Logan Jr., Eli Leibowitz, and Mary Duncan have been executed.




21