Form 10KSB
period 1998-05-31
E PAWN COM INC
filed 2000-04-24
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                             ANNUAL REPORT PURSUANT

                          TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEARS ENDED MAY 31, 1998 AND MAY 31, 1997

                                 E-PAWN.COM, INC

             (Exact Name of Registrant as Specified in Its Charter)

 NEVADA                           33-2533-LA                          87-0435741
State or Other Jurisdiction    Commission File Number           (I.R.S. Employer
OF INCORPORATION                                          Identification Number)

                               Merrill Lynch Tower
                        2855 University Drive, Suite 200
                          Coral Springs, Florida 33065
                                Tel. 954-575-7296

             ------------------------------------------------------
             (Address of Principal Executive Offices and Telephone)

                           WASATCH INTERNATIONAL CORP.
        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426

                            (Former Name and Address)

             ------------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to section 12(g) of the Act:
      Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -- No- X-

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this form 10-KSB. Yes   No x

         State issuer's revenues for period ending May 31, 1998 and 1997:
                  1998:    $-0-
                  1997:    $-0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No x  Not Applicable

As of May 31, 1998 there were 37,433,820 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Bulletin Board Stock Market as of May 31, 1998 was approximately $450,000.

As of May 31, 1997 there were 22,363,777 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Bulletin Board Stock Market as of May 31, 1997 was approximately $8,560,000.

Transitional Small Business Disclosure Format : Yes X ; No : Model B of Form 1-A, Items 6-11

                                TABLE OF CONTENTS

                                     Part I
                       (Items 6-11 of Model B of Form 1-A)

                                                                     Page Number

Item 6.    Description of Business...........................................  1

Item 7.    Description of Property...........................................  4

Item 8     Directors, Executive Officers and Significant Employees.............4

Item 9.    Remuneration of Directors and Officers..............................6

Item 10.   Security Ownership of Management and Certain Security Holders.......6

Item 11.   Interest of Management and Others in Certain Transactions...........8

                                     Part II

 Item 1.   Market Price of and Dividends on the Registrant's Common Equity and

           Other Shareholder Matters.......................................... 7

Item 2.    Legal Proceedings...................................................8

Item 3.    Changes in and Disagreements With Accountants......................10

Item 4.    Submission of Matter to a Vote of Security-Holders.................10

Item 5.    Compliance With Section 16(b) of the Exchange Act..................10

Item 6.    Reports on Form 8-K................................................10

                                    Part F/S

Index to Financial Statements................................................F-1
Independent Auditor's Report.................................................F-2
Balance Sheet................................................................F-3
Statement of Operations......................................................F-4
Statements of Stockholders' Deficit..........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements...........................................F-7-F-15

                                     PART I

ITEM 6 . DESCRIPTION OF BUSINESS.

          E-Pawn.com, Inc. (the "Company") was organized under the laws of the State of Nevada on November 4, 1985, under the name Java, Inc. The Company was formed for the purpose of engaging in the business of investing and all other lawful businesses. The Company's initial authorized capital consisted of 50,000,000 shares, $.001 par value, common capital stock.

           In 1986, the Company sold 1,320,350 shares of its common stock to the public at a price of $0.10 per share, pursuant to an S-18 Registration Statement filed with the Securities and Exchange Commission on or about January 10, 1986 and completed the offering on August 20, 1986.

         The company changed its name to Wasatch International Corporation on September 27, 1995. The company's principal business activity was to seek potential business ventures which may warrant involvement or purchase.

         On January 2000, the majority shareholder of the Company consented to amend the article of incorporation to change the name of the Company to E-Pawn.com, Inc., following its acquisition of the Florida corporation, E-Pawn, Inc. The consent also changed the capitalization by increasing the number of shares of common stock, par value $.001, to 500,000,000 and by providing for a new Class A, Preferred Stock, par value $.10, with 100,000,000 authorized shares. The Class A, Preferred Stock has a liquidation preference and each shares has voting rights equal to 100 shares of common stock. The Preferred Stock has no other economic rights to distributions or dividends.

GRAFFITI REMOVAL SYSTEMS

         On November 12, 1995 the Company acquired all of the issued and outstanding stock of Graffiti Removals Systems Inc. The only business operations conducted by the Company from its inception to the end of the period covered by the previous Annual Report were those of Graffiti Removal Systems Inc., which was in the business of producing a specialized paint removal agent. Those operations had proved to have only limited success, and on July 17, 1996 the Company approved of the sale of Graffiti to Steven Moulton, the Company's former President and Director in exchange for the assumption of all the liabilities of Graffiti. The Company had no business operations after July 17, 1996, when Steven Moulton sold 2,400,000 shares of his stock to LaSalle Group, Ltd. which took over control of the Company.

CARIBBEAN HOLDINGS INTERNATIONAL CORPORATION

         On September 25, 1996, the Company acquired all the issued and outstanding stock of Caribbean Holdings International Corporation ("Caribbean"), a Florida corporation, in exchange for 25,000,000 shares of the Company's common stock. Caribbean is a partner in a joint venture which intends to secure and develop certain land in the Bahamas which is part of the Effie Knowles Estate.

Caribbean had entered into the joint venture agreement in July 1996 with two individuals who are the heirs to the estate, which is in the process of being probated and that owned approximately 15,000 acres of land in the Bahamas. The agreement provides for net profits to be shared 50% by Caribbean and 50% by the two individuals. The agreement also stipulates that advance payments are to be made to the two individuals toward their share of future net profits derived from the real estate associated with the joint venture. Pursuant to the agreement, the two individuals were paid $100,000 initially and $5,000 each month, until the estate has been completely probated. Through May 31,1997, a total of $154,000 of advances toward joint venture net profit have been paid to the two individuals. On May 31, 1998, a total of $404,000 of advances toward joint venture net profit have been paid to the two individuals. Through May 31, 1999, an additional $60,000 of advances toward joint venture net profit have been paid to the two individuals. Through August 1999 an additional amount of $15,000 was advanced pursuant to the joint venture agreement. In September 1999, the Company became aware that the joint venture partners had entered into agreements with third parties and had accepted advances from such parties in violation of the joint venture agreement. The Company has therefore suspended payment of advances under the agreement, and the joint venture partners have claimed a default by Caribbean under the agreement.

         On January 20, 2000, the Company approved the distribution to all of the Company's shareholders of record on January 28, 2000 (extended to February 28, 2000 pursuant to NASD rules) of a stock dividend of one share of Caribbean, a wholly owned subsidiary of the Company, for each share of the Company held as of the record date. Caribbean assumed liabilities in the sum of approximately $160,000 plus interest due to DBLA Associates. The Company has been released of its obligations and guarantees to DBLA Associates, and the Company has no further liability to DBLA Associates in connection with this debt. Caribbean has claims through its joint venture with Merrill and Raymond MacDonald to an interest in approximately 15,000 acres of land in the Bahamas. The rights of Caribbean were retained by it in full when the stock of this company was distributed to the shareholders of the Company pursuant to the stock dividend.

PALM BEACH CRUISE LINES

         In 1996, the Company submitted a bid proposal to the U.S. Bankruptcy Court in Florida in an effort to purchase all the assets of Palm Beach Cruise Lines, Inc. ("Palm Beach"). As part of that acquisition proposal, the Company advanced $312,000 to Palm Beach as Debtor-in-Possession financing. The Company was unsuccessful in its bid proposal. As part of the plan of reorganization of the ultimate buyer of Palm Beach, the U.S. Bankruptcy Court in Florida ordered that the Company be repaid the $312,000 no later than scheduled closing of the plan of reorganization, January 18, 1997. The Company sold its interest in the $312,000 receivable for $200,000 and the forgiveness of $100,000 owed to an affiliate of the Company's principal shareholder. The $100,000 was offset against contributions made to the Company. The Company collected the $200,000. The $12,000 difference has been treated as a loss of disposition of an asset on the current financial statement.

KIWI INTERNATIONAL AIRLINES

         In October 1996, the Company agreed to advance funds in the form of Debtor In Possession ("DIP") financing to Kiwi International Airlines of Newark, N.J. ("Kiwi"), an air carrier that had filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code. The Company agreed to provide a total of $1,000,000 in DIP financing to Kiwi. In November of 1996, the Company along with Dr. Charles Edwards ( "Edwards") agreed to form a Partnership Edwards-Wasatch Enterprises ( "EWE") to which the Company assigned its right to provide Kiwi the DIP financing. Pursuant to the agreement (the "EWE Agreement"), Edwards agreed to loan up to $1,000,000 as required to fund Kiwi operations, and the Company agreed to provide up to an additional $1,000,000. (As of the date of the EWE
Agreement, the Company had previously provided Kiwi with $100,000 of the DIP financing.) The Company's assignment of its right to provide the DIP financing to Kiwi was approved by the Bankruptcy Court and on that date the Company was in default of its financing obligations to Kiwi, which default the Court waived in the order. Two orders were entered by the Bankruptcy Court at subsequent hearings which resulted in an increase in the DIP financing to a total of $9,500,000 consisting of $6,000,000 in cash and $3,500,000 million in the form of letters of credit.

         The EWE Agreement has been amended on two occasions, from November 1996 the partnership was owned 41% by the Company, and the balance by Edwards. The Company had an option to acquire all of interest of EWE by converting the interest into shares of the stock of the Company which shares were to be convertible into shares of Kiwi. The conversion was to be based on the value of Wasatch, which value was to be determined upon reliance on an appraisal of its interest through Caribbean to land in the Bahamas. During this period, Edwards had advanced approximately $4,280,000 in cash and $3,159,000 in letters of credit to EWE, while the Company had advanced approximately $1,450,000 in cash. All of the funds contributed to EWE were used to finance Kiwi.

     The former President of the Company, Joseph Logan Jr., executed an agreement with EWE and Edwards placing the Company's claim to $1,450,000 in a subordinated position to that of EWE and as a junior claim behind approximately $16,000,000 of additional financing provided by Edwards and or EWE, thus significantly impairing the company's ability to recover the $1,450,000. Upon the resignation of Joseph Logan, as President and Director, the Company entered into an agreement with Aviation Holdings, Inc. to exchange the Company's claim in the sum of approximately $1,450,000 plus an amount of up to $250,000 to which the Company would be entitled to as a break-up fee in the event that Kiwi was not acquired by the Company for 333,000 shares of common stock of Aviation Holdings, Inc., a public Company traded over the counter. To date, the shares of Aviation Holdings, Inc have not been delivered to the Company despite demand. Kiwi has received a order for relief under Chapter 7 of Bankruptcy Code, and the Company is reviewing with its legal counsel its options for recovery of its damages.

E-PAWN ACQUISITION

     On January 20, 2000, the Board of Directors approved the acquisition of E-Pawn, Inc., a Florida corporation, from two companies, namely, Swiss Arctic Traders, Ltd., a Bahamian company and an affiliate of the Company's majority stockholder, LaSalle Group, Ltd., and Fortuna Holdings Limited, a Bahamian company. E-Pawn, Inc. is a multifaceted Internet portal, website designer and e-commerce software developer. The terms of the transaction are provided in the Acquisition Agreement dated January 27, 2000, which became effective on February 28, 2000. A copy of the Acquisition Agreement is included as an Exhibit to the Form 8-K filed on April 19, 2000. The Company plans an aggressive expansion into business which may use the expertise and assets of E-Pawn.

ITEM 7.    DESCRIPTION OF PROPERTY.

      During the period of the Annual Report, the Company has no direct physical property assets and its executive office has been provided at a nominal rental fee by its majority stockholder, LaSalle Group, Ltd. The Company has no obligations in respect of lease agreements to occupy office space.

     In September 1996, the Company acquired all of the common stock of Caribbean Holdings International Corporation, a Florida corporation. Caribbean Holdings International Corporation was a partner in a joint venture that held interest in approximately 15,000 acres in the Bahamas. The Company distributed all of the shares of Caribbean Holdings International Corporation to its shareholders on February 29, 2000. See Notes to Financial Statements.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     The following table presents the directors, officers and key employees who are serving and have served during the periods covered by this Annual Report. The table includes the name, age, position, and time of service. Below the table is a description of the business experience, family relationship, and involvement in legal proceedings associated with the persons listed.

Name                          Age       Position                         Elected
Eli Leibowitz                 54        Director, President and     October 1996
                                        Chief Financial Officer

Anne M.E. Greyling*           44        Director                       June 1997

Vaughan Dabbs*                46        Director                       June 1997

David Lerger*                 37        Director                       June 1997

Clinton Greyling              24        Director and Vice           January 1998
                                        President

Mary Duncan                   44        Secretary                      July 1996

Name                          Age       Position                         Elected
Robert Thomas                 55        Director                      July 1996/
                                                            March 1997(resigned)

Joseph Logan, Jr.             33        Director and President        July 1996/
                                                         October 1997 (resigned)

Diran Kaloustian                        Director                  February 1997/
                                                            June 1997 (resigned)

Dr. Charles Edwards                     Director                   January 1997/
                                                            June 1997 (resigned)

     * On January 20, 2000, Anne M.E. Greyling, Vaughan Dabbs, and David Lerger resigned from the Board of Directors of the Company

     Eli Leibowitz is a licensed Certified Public Accountant with practice experience in all areas of finance, administration, management and taxation. He is associated with Inventive Industries, Inc. which is a financial consulting firm in Englewood, New Jersey, which specializes in providing temporary Chief Financial Officers to client companies. Mr Leibowitz served as a Corporate Controller for LMT Steel Products, Inc., of Hoboken, New Jersey and from 1985 to 1988 he was the Chief Financial Officer of Masco Industries, Inc, a New York Stock Exchange company. He was a Senior Accountant for the international accounting firm, Grant Thornton.

     Anne M.E. Greyling is a business executive and the controlling shareholder of La Salle Group, Ltd., a Cayman Island company which is the controlling shareholder of the Company. She has been an officer an director of numerous companies engaged in real estate development involving hotels, timeshares, apartments, commercial projects and condominiums throughout the Caribbean and Europe. She is the mother of Clinton Greyling, a director.

     Vaughan Dabbs, D.C. is the Director of Operations, at the Spine and Rehabilitations Centers of Maryland, in Columbia, Maryland. Prior to assuming this position in 1998, he owned and operated the Chiropractic Wellness Center in Columbia, Maryland.

     David Lerger, D.C. is the clinic director for the Montgomery Spine and Rehabilitation Center. From 1988 to 1998 he served as President of Oswego Spine and Rehabilitation Center.

     Clinton Greyling is a director and President of Caribbean International Holdings Corporation, a subsidiary of the Company. Mr. Greyling has been engaged in the real estate marketing and development business in the United States and the Caribbean Basin. He is the son of Anne M.E.Greyling, a director.

     Mary Duncan has served as Corporate Secretary since 1996, and she has served in the same capacity for several public companies.

     Robert Thomas is an attorney licensed in the State of New York. He served as Assistant counsel to the New York State Banking Department. Mr. Thomas has been the chief Financial Officer of an investment banking and securities firm.

     Joseph Logan is a licensed real estate agent and a certified national housing counselor. Mr. Logan is a partner with Daye, Inc, a national marketing firm, and he is the owner of Logan, Inc., which specializes in acquisitions of resort facilities.

     Diran Kaloustian is an attorney licensed to practice in Florida, New York, and Texas. He is the President and a Director of Depository Trust Company in New York. Mr. Kaloustian was President and Director of Singer & Co. and investment banking firm, and Executive Vice President of Stock Clearing Corporation, a subsidiary of the New York Stock Exchange, Inc.

     Charles Edwards, M.D. is a Professor of Surgery a the University of Maryland Medical School. Dr. Edwards has been involved in business development, finance and investing for many years. Dr. Edwards became a joint venture partner with the Company in the reorganization of Kiwi International Airlines. See Item 6 "Description of Business" above.

ITEM 9.    REMUNERATION OF DIRECTORS AND OFFICERS.

     During  the  period  of  this  Annual  Report,   the  Company  provided  no
compensation to directors for serving that position.

     On October 1, 1996, the Company entered into an employment agreement with its President, Joseph Logan, for a period of five years. The agreement provides for annual compensation of $250,000 with annual increases of $10,000. On his resignation in 1997, Mr. Logan and the Company settled all claims for compensation by agreeing to issue 250,000 shares of the Company's common stock in lieu of compensation. These shares were never issued because Mr. Logan made a commitment to an third party shareholder to deliver the shares to the third party, which Joe Logan failed to timely perform, and the Company's majority stockholder undertook to deliver the shares directly to the third party on Joseph Logan's behalf.

     Effective on January 1, 1997, the Company entered into an employment agreement with Mr. Eli Leibowitz to serve as Chief Financial Officer for a period of five years. The agreement provides for annual compensation of $150,000 with annual increases of $10,000 and other benefits and bonuses.. Mr. Leibowitz agreed to postpone payment of his salary until the Company has obtained sufficient operational funding. Upon resignation of Mr. Joseph Logan in October 1997, Mr. Leibowitz became the President of the Company. The Company did not provide any compensation to Mr. Leibowitz during the period of this Annual Report. In January 2000, Mr. Leibowitz agreed to accept 1,500,000 shares of common stock in lieu of all compensation owed to him through January 31, 2000.

     Effective in February 1997, the company agreed to pay Diran Kaloustian a fee of $2,000 per month for his services as a director and consultant. He resigned in June 1997.

     The Company filed an S-8 Registration Statement on October 14, 1996 which became effective under Rule 462 promulgated under the Securities Act of 1933, as amended. The registration statement is incorporated herein. The Company subsequently granted stock options and awards of shares of its common stock subject to the S-8 Registration Statement pursuant to the terms of the Wasatch Stock Plan. The directors received shares under the Plan. On June 3, 1997, the Company filed an amended registration statement on Form S-8 POS. The registration statement is incorporated herein.


ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The following table provides the number of shares held by management and the directors and those persons who own more than five percent of the Company's common stock as of May 31, 1998.

Names and Address         Shares Beneficially Owned          Percentage of Class

Eli Leibowitz                      20,000                                 <0.1%
289 Starling Road
Englewood, New Jersey

Anne M.E. Greyling             16,080,100*                                  40%
153 St. Johns Road
Turnbridge Wells
Kent, UK

Vaughan Dabbs                     796,000**                                <2%
4269 Buckskin Lake Dr.
Ellicott, Maryland
David Lerger                       30,548                                 <0.1%

Mary Duncan                        20,000                                 <0.1%
1510 Shaker Circle
West Palm Beach, Florida

La Salle Group, Ltd            16,080,100                                 > 40%
c/o Anne Greyling
153 St. Johns Road
Turnbridge Wells
Kent, UK

Joseph Logan                      550,000                                  1.5%

Diran Kaloustian                  220,000                                  0.6%

Robert Thomas                      20,000                                  0.05%

Charles Edwards                   500,000                                  1.3%


              * Anne M.E. Greyling is the sole stockholder of LaSalle Group, Ltd. which holds more than 16,000,000 shares of the Company. She is considered an affiliate of LaSalle Group, Ltd, and a controlling person of the Company.

              ** Dr. Dabbs holds shares directly and beneficially through his professional company and through his joint tenancy with Lis Dabbs.

Item 11.  Interest of Management and Others in Certain Transactions

          Not applicable

                                     PART II

ITEM 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
            OTHER SHAREHOLDER MATTERS.

         The Company's common stock has traded over -the -counter and quoted on the OTC NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "EPWN" since February 29, 2000. The Company previously traded under its former symbol "WITD." The Company traded under this symbol since 1995. The following table represents the range of the high and low bid prices of the Company's stock as reported by the NASDAQ Trading and Market Services for the fiscal quarter for the fiscal years ending May 31, 1998 and May 31, 1997. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions or actual transactions.

   QUARTER ENDED                     HIGH                                 LOW
   August 31, 1996                 $ 5.00                               $ 1.625
   November 30, 1996               $ 6.00                               $ .875
   February 28, 1997               $ 4.50                               $ 1.8125
   May 31, 1997                    $ 3.9375                             $ .6875
   August 31, 1997                 $ 1.875                              $ .25
   November 30, 1997               $ .35                                $ .11
   February 28, 1998               $ .15                                $ .08
   May 31, 1998                    $ .12                                $ .0626

     As of May 31, 1998, the Company had approximately 490 stockholders of record of the Company's common stock although the Company believes that the number of stockholders is significantly larger because many firms hold shares on behalf of many beneficial owners.

DIVIDENDS

         The Company has never paid cash dividends on its stock, and it anticiaptes that it will continue to retain any future earnings to finance the growth and expansion of its business. The Company may elect to issue stock dividends from its subsidiaries and investments.

QUOTATIONS

         The Company's common stock is currently on the OTC Bulletin Board. Under the rules, a company must be current with its filings in order to maintain the listing on the OTC Bulletin Board. If the Company sustains a period of delinquency, its listing may be removed from the OTC Bulletin Board, in which case the company will move the listing to the National Quotations Bureau's Pink Sheets. This move, if made, may adversely affect the market in the Company's stock.

ITEM 2.   LEGAL PROCEEDINGS.

     In addition to the possibilty of Bankruptcy Court proceedings in connection with the investment in Kiwi International Air Lines, Inc., referred to in Part I
Item 6, "Description of Business" and Note 4 to the Financial Statements, the Company has been the party to several lawsuits and matters which may lead to litigation. Management believes that none of the legal proceedings in which the Company was engaged for the period of this Annual Report and the subsequent period to the filing of the Report will have a material adverse affect on the financial condition of the Company. All matters have been settled as of the filing or the matters represent actions in which the Company will be the plaintiff seeking relief.

         In February 1997, the Company delivered 4,000,000 shares of common stock to Dr. Charles Edwards as partial consideration for his agreement to merge Wasatch Edwards LLC into the Company. Dr. Edwards elected not to conclude the merger and wholly failed to perform, which caused the Company significant damages. The Company has demanded the return of all shares, and the Company has issued a stop transfer order to the transfer agent. The Company may commence litigation against Dr. Edwards and others in order to cancel the shares and to recover damages suffered by the Company. In addition, the Company issued 500,000 shares to Dr. Charles Edwards under a consulting contract by which he was to perform certain services. No work and no service was ever performed, and the Company may seek recovery of the shares or damages.

         In June 1998, the Company settled a $500,000 judgment held by Hans Kooring in exchange for issuing 500,000 additional shares of its common stock to Hans Kooring and 500,000 shares to attorney Jay Salyer. The claim arose from a dispute in connection with $500,000 Regulation S stock purchase undertaken in December 1996 with the Company in which the company issued 500,000 shares to Hans Kooring. At the conclusion of the transactions, Hans Kooring received a total of 1,000,000 shares and Jay Salyer received 500,000 shares.

         Massachusetts Asset Financing Corp. ("MAFC"), a Massachusetts Corporation, obtained a default judgement against the Company in the sum of approximately $10,000 together with $287.70 in interest and $126.00 in costs arising from a claim for fees for due diligence work allegedly performed by MAFC for a loan of $500,000 which MAFC represented it would provide to the Company. The Company believes that this claim has been satisfied as the result of the garnishment of $13,000 from the bank account of John Frohling, legal counsel to the Company. The Company has been unable to obtain written release and satisfaction of judgement from the judgment creditor. The Company may have to resort to legal action to remove the judgement from the Court Record. The Company does not consider this matter to be one that will have a material effect on the Company.

         The Company has settled a lawsuit brought by an individual in the Orlando District Court seeking $70,000 for the purchase price and approximately $200,000 in damages in connection with the proposed purchase of a start up Internet advertising company made in November 1996. The Company had previously filed an answer and defended the action; however, in the interest of resolving all outstanding litigation and avoiding the cost of defense, the Company agreed to settle the action in March 2000 for 100,000 shares of restricted common stock, in exchange for a dismissal of the claim, release of all liability and delivery to the Company of certain computer equipment that the Company will use in its newly acquired Internet businesses

         The Company has been subject of civil litigation arising from a loan advanced to the Company in April 1997 by two individuals. This claim has been settled in December 1997 in exchange for a cash payment of approximately $20,000 and delivery of 200,000 shares of common stock of the Company by a third party.

         The Company has settled a claim from an investor who purchased restricted common stock of the Company from a third party. The settlement agreement provides for the Company to deliver to the claimant, Solar Lane Productions Inc. 70,000 shares of restricted common stock of Caribbean Holdings International Corp. and 90,000 shares of restricted common stock of the Company by no later than March 3, 2000, and failing which the claimant will be entitled to obtain judgement against the Company in the sum of $300,000 plus costs. The Company anticipates no difficulty in delivering the shares required in terms of the settlement agreement by the stipulated date of March 3, 2000, and the claim of Solar Lane Productions, Inc. will be extinguished in full and final settlement. On March 8, 2000, a motion to dismiss was filed in this action.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         On March 14, 2000, the Company's auditors, Jones Jenson & Company LLC, advised the Company that the firm could not continue to perform accounting and auditing services for the Company, and it advised that the Company should engage another firm. The Company had no disagreement with its auditors, Jones Jensen & Company LLC, relating to any matters concerning its accounting procedures or policy.

         The Company accepted the resignation of Jones Jensen & Company LLC, and on March 16, 2000, the Company engaged the firm of Feldman Sherb Horowitz & Co., P.C., Certified Public Accountants, of New York, New York and Boca Raton, Florida to serve as its auditor of its balance sheet for the periods ending May 31, 1999, May 31, 1998, and May 31, 1997.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS.

         No annual or special meeting of shareholders has been set during the period of this Annual Report and for any period subsequent to it at this time. All actions taken by shareholders and directors have been taken pursuant to Nevada Revised Statutes 78.315 and the Bylaws of the Company which permit approval of action by written consent of the number of shareholders required to approve the action under the law and the Bylaws.

ITEM 5.  COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT.

         During the period of this Annual  Report,  the only persons  subject to
Section 16 (b) of the Securities Exchange Act of 1934 reporting are the officers and directors and LaSalle Group, Ltd. the controlling shareholder. During the period, none of the persons subject to Rule 16a-3(e) engaged in any transaction which required the filing of form with the Company, and the Company received no forms or amendments. The Company has no knowledge of any failure to file a required form.

ITEM 6.  REPORTS ON FORM 8-K.

         No Form 8-K was filed during the last quarter of the period covered by this Report. However, the Company filed a report on Form 8-K on April 19, 2000 which covered matters included in this report and included Exhibits which relate to matters covered by this Report on Form 10-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

E-PAWN.COM, INC.
(formerly Wasatch International Corporation)

BY   /S/ELI LEIBOWITZ
        -------------
        Eli Leibowitz, President, Chief Financial
        Officer and Director

DATE      April 22, 2000

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY    /S/ CLINTON GREYLING
          ----------------
          Clinton Greyling, Vice President and Director

DATE      April 22, 2000

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Deficit                             F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Financial Statements                                       F-7  - F-15

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of E-Pawn.Com, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of E-Pawn.Com, Inc. and Subsidiary (formerly Wasatch International Corporation)(A Development Stage Company) as of May 31, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Pawn.Com, Inc. and Subsidiary as of May 31, 1998 and the results of their operations and their cash flows for the periods ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 10 to the financial statements, the Company incurred significant operating losses of $406,133 and $7,424,867 in 1998 and 1997, respectively. Additionally, the Company had a working capital deficiency of approximately $752,000 at May 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Notes 1 and 10 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
April 19, 2000

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                  MAY 31, 1998



                                     ASSETS


OTHER ASSETS
  Investment in Carribean Holdings                         $ 418,029
  Investment in Ethnic Broadcasting                                1
  Investment in Edwards / Wasatch LLC                              1
                                                           ----------
    TOTAL OTHER ASSETS                                       418,031
                                                           ----------

                                                           $ 418,031
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  228,741
  Due to affiliate                                           362,851
  Note payable                                               160,000
                                                           ----------
    TOTAL CURRENT LIABILITIES                                751,592
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $10 par value;
   10,000,000 shares authorized;
   no shares  issued and outstanding                               -
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   37,433,820 shares  issued and outstanding                  37,434
  Additional paid-in capital                               7,442,198
  Accumulated deficit                                     (7,813,193)
                                                           ----------
    TOTAL STOCKHOLDERS'  DEFICIT                            (333,561)
                                                           ----------

                                                          $  418,031
                                                           ==========











                       See Notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE YEAR ENDED MAY 31,
                                           -----------------------------
                                              1998              1997
                                           ------------   --------------
REVENUE:
  Interest income                        $          -      $    15,757
                                           ------------   --------------
EXPENSES:
  Selling, general, and administrative        406,133        7,424,867
                                           ------------   --------------
TOTAL EXPENSES                                406,133        7,424,867
                                           ------------   --------------
Net loss applicable to common stock      $   (406,133)     $(7,409,110)
                                           ============   ==============


Net loss per common share-basic
 and diluted                             $      (0.01)     $     (0.33)
                                           ============   ==============

Weighted average common shares
 outstanding                               37,233,461        22,307,886
                                           ============   ==============



























                       See notes to financial statements.
                                      F-4

                              E-PAWN AND SUBSIDIARY
                         (A Development Stage Company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                              Common Stock       Additional      Retained
                                         ----------------------   Paid-in        Earnings
                                           Shares     Amount      Capital        (Deficit)       Total
                                         ---------- ----------- -----------     -----------    ---------
BALANCE - JUNE 1, 1996                    2,979,020 $  2,979    $  981,179      $  (985,441)   $  (1,283)

  Common stock issued for
   the acquisition of
   Caribbean Holdings,
   International at $0.006
   per share                             25,000 000   25,000     (1,007,040)        987,491        5,451

  Common stock issued for
   legal services
   at $1.00 per share                       300,000      300       299,700                -      300,000

  Common stock issued to
   director pursuant to an
   employee agreement issued
   at par value                             500,000      500             -                -          500

  Common stock issued for
   consulting services and
   director fees at $1.00 per share         560,000      560       559,440                -      560,000

  Common stock issued for
   consulting services
   for $0.75 per share                      200,000      200       149,800                -      150,000

  Common stock issued for cash              525,000      525       524,475                -      525,000

  Common stock issued as payment
   for cash advances at
   $1.00 per share                        1,498,800    1,499     1,497,301                -    1,498,800

  Common stock issued as
   investment in Edwards/Wastech
   LLC at $1.00 per share                 4,000,000    4,000     3,996,000                -    4,000,000

  Common stock issued pursuant
   to purchase agreement
   in Ethnic Broadcasting
   at $1.00 per share                       300,000      300       299,700                -      300,000

  Net loss                                        -        -             -       (7,409,110)  (7,409,100)
                                         ---------- ----------- -----------     -----------    ---------
BALANCE - MAY 31, 1997                   35,862,820   35,863     7,300,555       (7,407,060)     (70,642)

  Common stock issued for
   consulting services
   for $1.15 per share                       26,000       26        29,974                -       30,000

  Common stock issued for
   consulting services
   for $0.50 per share                       75,000       75        37,425                -       37,500

  Common stock issued for
   consulting services
   for $0.10 per share                      750,000      750        74,244                -       74,994

  Common stock issued for
   consulting services at par value         500,000      500             -                -          500

  Common stock issued to director
   pursuant to an employee
   agreement issued at par value            220,000      220             -                -          220

  Net loss                                        -        -             -         (406,133)    (406,133)
                                         ---------- ----------- -----------     -----------    ---------
BALANCE - MAY 31, 1998                   37,433,820 $ 37,434   $ 7,442,198      $(7,813,193)  $ (333,561)
                                         ========== =========== ===========     ===========    =========

                    See notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             FOR THE YEARS ENDED MAY 31,
                                            -----------------------------
                                               1998             1997
                                            -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $   (406,133)  $  (7,409,110)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Due to affiliate                                  -         199,825
    Write-off of notes receivable                     -           3,520
    Change in assets and liabilities
      Accounts receivable                             -           6,000
      Interest receivable                             -             491
      Stock subscription receivable             150,000        (150,000)
      Accounts payable and accrued expenses     (42,921)        269,747
      Due to affiliate                          250,758         (87,732)
      Lease payable                                   -         (29,795)
      Due to related party                            -         (28,000)
                                            -------------  --------------
NET CASH USED IN OPERATING ACTIVITIES           (48,296)     (7,225,054)
                                            -------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from disposition of fixed assets           -          35,398
  Investment in Caribbean Holdings             (255,000)       (163,029)
  Investment in Ethnic Broadcasting                   -              (1)
  Investment in Edwards/Wasatch LLC                   -              (1)
                                            -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES          (255,000)       (127,633)
                                            -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of Caribbean Holdings                   -         989,540
  Issuance of note payable                      160,000               -
  Change in additional paid in capital          141,643       6,319,176
  Proceeds from issuance of common stock          1,571          33,084
                                            -------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       303,214       7,341,800
                                            -------------  --------------
NET DECREASE IN CASH                                (82)        (10,887)

CASH - Beginning of year                             82          10,969
                                            -------------  --------------
CASH - end of year                         $          -   $          82
                                            =============  ==============





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                           $          -   $         -
                                            =============   ===============
        Income taxes                       $          -   $         -
                                            =============   ===============
     Non-cash financing and investing activities:

        Common stock issued for services   $    142,994   $   1,010,500
                                            =============   ===============



                       See notes to financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MAY 31, 1998 AND 1997

Note 1 - ORGANIZATION

         E-Pawn.com, Inc. (the "Company") was incorporated in the State of Nevada on November 4, 1985 as Java, Inc. The Company changed its name to Wasatch International Corporation on September 27, 1995 and on February 28, 2000 changed its name to E-Pawn.com, Inc. The Company's principal business activity is to seek potential business ventures and assets, which may warrant investment or purchase. Therefore, the Company has been a business development stage company from inception.

         On November 7, 1986, the Company issued shares of its common stock to acquire Quazon Communications, Inc. In 1989, the Company ceased operations along with the operations of its wholly owned subsidiary. On November 12, 1995, the Company acquired all of the issued and outstanding common stock of Graffiti
Removal Systems, Inc. ("Graffiti"). Graffiti was incorporated on November 8, 1995 in the State of Utah. Graffiti's principal business is that of graffiti removal and consulting. The Company has sold its subsidiary to its former President in exchange for the recovery of expenses.

         Effective September 25, 1996, the Company acquired all of the issued and outstanding common stock of Caribbean Holdings International Corporation ("Caribbean") in exchange for 25,000,000 share of the Company's common stock. Caribbean was incorporated in the State of Florida on December 27, 1995. Caribbean was a partner in a joint venture engaged in the development and sale of recreational property in the Bahamas. The acquisition of Caribbean has been accounted for as a purchase, because a shareholder of Caribbean controlled the Company after the acquisition. Accordingly, Caribbean has been treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of the Company as a result of the acquisition.

         On January 18, 2000, the majority stockholder of record consented to amend the Articles of Incorporation to provide that the authorized share capital shall be increased to a total of 500,000,000 shares of common stock at $0.001 par value and the creation of 100,000,000 shares of Class A Preferred Stock par value $0.10 per share. Each share of Class A Preferred shall have 100 votes per share.

         On January 20, 2000, the Company's Board of Directors approved the distribution of a stock dividend of shares of Caribbean on a share for share basis. This action will cause the company to have no assets and limited liabilities. On January 20, 2000, the Company's Board of Directors approved the purchase of E-Pawn, Inc., a Florida corporation. The Company has agreed to pay two hundred million dollars, payable entirely in stock of the Company. The Company has agreed to value the common shares at one dollar per share and to issue one hundred million shares of Common Stock and one hundred million share of Class A Preferred Stock. The purchase price is subject to an appraisal as to the value of E-Pawn, Inc. that will be acceptable to the Board of Directors.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

 Development Stage and Continued Existence

         As of February 29, 2000, the activities of the Company and its subsidiaries have had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as going concerns. The Company has incurred only losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Caribbean On February 29, 2000 the Company distributed shares of Caribbean as a dividend to its shareholders of record on February 28, 2000.

B. Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128")" Earnings Per Share", which became effective for both interim and annual financial statements for period ending after December 15, 1997. SFAS 128 requires a presentation of "Basic" and, where applicable, "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, SFAS 128 requires the restatement of prior earnings per share to conform to the new standard. The per share presentations in the accompanying financial statements reflect the provisions of SFAS 128. Diluted earnings per share is not being shown due to the fact that the years ended May 31, 1998 and 1997 show a net loss and the conversion of the preferred stock and common stock outstanding during those years would be anti-dilutive.

C. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

D. Cash and Cash Equivalents - Cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For the purposes of the statement of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

E. Income Taxes - Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

Through May 31, 1998, the Company and its subsidiary have sustained operating losses totaling approximately $7,813,193 that may be offset against future taxable income through the year 2012. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available in increase the following year's limitation.

F. Property and Equipment - Property and equipment is carried at cost. Depreciation is computed using the straight -line method over the useful lives of the various assets.

NOTE 3 -  RECEIVABLE

         In  July  1996,  the  Company  submitted  a bid  proposal  to the  U.S.
Bankruptcy Court in Florida in an effort to purchase all the assets of Palm Beach Cruise Lines, Inc. ("Palm Beach"). As part of that acquisition proposal, the Company advanced $312,000 to Palm Beach as Debtor-in-Possession financing. The Company was unsuccessful in its bid proposal. As part of the plan of reorganization of the ultimate buyer of Palm Beach, the U.S. Bankruptcy Court in Florida ordered that the Company be repaid the $312,000 no later than scheduled closing of the plan of reorganization, January 18, 1997. In February 1997, the Company sold its interest in the $312,000 receivable for $200,000 and the forgiveness of $100,000 owed to an affiliate of the Company's principal shareholder. The Company collected the $200,000. Accordingly, the accompanying consolidated financial statements thus reflect collection of the receivable. The offset against contributions of an affiliate of the Company's primary shareholder, and the $12,000 differential has been treated as a loss on disposition of an asset on the current financial statement.

NOTE 4 - INVESTMENT IN KIWI

         The Company advanced funds in the form Debtor In Possession ("DIP") financing to Kiwi International Airlines of Newark, N.J. ("Kiwi"), an air carrier that had filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code. The Company, in October of 1996, agreed to provide a total of $1,000,000 in DIP financing to Kiwi. In November of 1996, the Company along with a Baltimore individual, (hereinafter referred to as "Edwards") agreed to form a Partnership Edwards-Wasatch Enterprises (hereinafter "EWE") to which the Company assigned its right to provide Kiwi the DIP financing. Pursuant to the agreement (the "EWE Agreement"), Edwards agreed to loan up to $1,000,000 as required to fund Kiwi operations, and the Company agreed to provide up to an additional $1,000,000. (As of the date of the EWE Agreement, the Company had provided Kiwi with $100,000 of the DIP financing.) The Company's assignment of its right to provide the DIP financing to Kiwi was approved by the Bankruptcy Court and on that date the Company was in default of its financing obligations to Kiwi, which

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

default the Court waived in the order. Two orders were entered by the Bankruptcy Court at subsequent hearings which resulted in an increase in the DIP financing to a total of $9,500,000 consisting of $6,000,000 in cash and $3,500,000 million in the form of letters of credit.

         The EWE Agreement has been amended on two occasions, from November 1996 the partnership was owned 41% by the Company, and the balance Charles Edwards. The Company had an option to acquire all of EWE by converting the interest into shares of the stock of the Company which shares were to be convertible into shares of Kiwi. The conversion was to be based on the value of Wasatch, which value was to be determined upon reliance on an appraisal of its land in the Bahamas. During this period, Edwards had advanced approximately $4,280,000 in cash and $3,159,000 in letters of credit to EWE, while the Company had advanced approximately $1,450,000 in cash. All of the funds contributed to EWE were used to finance Kiwi.

     The former President of the Company, Joseph Logan Jr., executed an agreement with EWE and Edwards placing the Company's claim to $1,450,000 in a subordinated position to that of EWE and as a junior claim behind approximately $16,000,000 of additional financing provided by Edwards and or EWE, thus significantly impairing the company's ability to recover the $1,450,000. Upon the resignation of Joseph Logan, as President and Director, the Company entered into an agreement with Aviation Holdings, Inc. to exchange the Company's claim in the sum of approximately $1,450,000 plus an amount of up to $250,000 to which the Company would be entitled to as a break-up fee in the event that Kiwi was not acquired by the Company for 333,000 shares of common stock of Aviation Holdings, Inc., a public Company traded over the counter. To date, the shares of Aviation Holdings, Inc have not been delivered to the Company despite demand. Kiwi has received a order for relief under Chapter 7 of Bankruptcy Code, and the Company is reviewing with its legal counsel its options for recovery of its damages.


NOTE 5 -  JOINT VENTURE NET PROFIT ADVANCES

         On July 10, 1996, the Company's wholly owned subsidiary, Caribbean, entered into a joint venture agreement with two individuals previously unaffiliated with the Company or any of its subsidiaries to, develop, lease and sell real estate located in the Bahamas beneficially owned by those individuals. These individuals are the heirs to an estate, which is in the process of being probated, that own the real estate. The agreement provides for net profits to be shared by Caribbean and the two individuals. The agreement also stipulates that advance payments are to be made to the two individuals toward their share of future net profits derived from the real estate associated with the joint venture. Pursuant to the agreement, the two individuals were paid $100,000 initially and $5,000 each month, until the estate has been completely probated. Through May 31,1997, a total of $154,000 of advances toward joint venture net profit have been paid to the two individuals. On May 31, 1998, a total of $404,000 of advances toward joint venture net profit have been paid to the two individuals. Through May 31, 1999, an additional $60,000 of advances toward joint venture net profit have been paid to the two individuals. Through August 1999 an additional amount of $15,000 was advanced pursuant to the joint venture agreement. In September

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

1999, the Company became aware that the Joint Venture Partners had entered into agreements with third parties and had accepted advances from such parties in violation of the agreement. The Company has therefore suspended payment of advances under the agreement, and the Joint Venture partners have claimed a default by Caribbean of the agreement. (See Note 10, "Subsequent Events" for further explanation).

NOTE 6 -  RELATED PARTY PAYABLES

         As of February 1997, the Company agreed to the sale of the Company's wholly owned subsidiary, Graffiti Removal, Inc. to its former President in exchange for the assumption of liabilities. In the financials ending May 31, 1997, this transaction has been reflected in the disposition of the current and long-term portion of notes receivable and the vehicle that was acquired by that subsidiary. The sale will be subject to the assumption of liabilities including the capital lease.

NOTE 7 - DUE TO AFFILIATE

         Its majority stockholder, LaSalle Group, Ltd.("LaSalle"), has financially supported the Company, and the aggregate debt of the Company to LaSalle through May 31, 1998 is $362,851. In January 2000, the Company issued ten million shares to compensate the stockholder for its advances to the Company, thereby discharging all of the Company's debt and obligations to LaSalle as of January 31, 2000.

NOTE 8 -  STOCKHOLDERS' EQUITY

A. Common Stock-The Company amended its Articles of Incorporation on January 18, 2000 to increase the authorized common stock from 50,000,000 authorized to 500,000,000 authorized, $0.001 par value.

B. Preferred Stock-The Company was authorized to issue a maximum of 10,000,000 preferred shares, $10 par value.

     Class A, Preferred Stock-January 18, 2000, the Company was authorized to issue a maximum of 100,000,000 shares of Class A, Preferred Stock, par value of $0.10 per share. Each share of Class A Preferred Stock shall have 100 votes per share and be entitled to preference over the common stock holders in the event of a liquidation of the Company.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

         On October 1, 1996, the Company entered into an employment agreement with its President, Joseph Logan, for a period of five years. The agreement provides for annual compensation of $250,000 with annual increases of $10,000. On his resignation in 1997, Mr. Logan and the Company settled all claims for compensation by agreeing to issue 250,000 shares of the company's common stock in lieu of compensation. These shares were never issued because Mr. Logan made a commitment to an third party shareholder to deliver the shares to the third party, which Joe Logan failed to timely perform, and the Company's majority stockholder undertook to deliver the shares directly to the third party on Joseph

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

Logan's behalf. In January 2000, LaSalle waived claim to the 250,000 shares in connection with the settlement of all claims against the Company.

         Effective January 1, 1997, the Company entered into an employment agreement with Mr. Eli Leibowitz to serve as Chief Financial Officer for a period of five years. The agreement provides for annual compensation of $150,000 with annual increases of $10,000 and other benefits and bonuses.. Mr. Leibowitz agreed to postpone payment of his salary until the Company has obtained sufficient operational funding. Upon resignation of Mr. Joseph Logan in October 1997, Mr. Leibowitz became the President of the Company. During January 2000, Mr. Leibowitz agreed to accept 1,500,000 shares of common stock in lieu of all compensation owed to him through January 31, 2000.

         In October 1996, in connection with the Wasatch International Corporation Stock Plan and the filing of the related registration statement, the Company entered into various consulting agreements with officers, directors and consultants wherein those individuals are to provide services to the Company for a period of one year with the shares of common stock issued as sole compensation.

         As discussed in Notes 1 and 9, the Company issued 25,000,000 share of common stock to acquire all of the issued and outstanding common stock of Caribbean. On February 29, 2000, the Company distributed to shareholders of record all of the shares of Caribbean held by the Company in the form of a stock dividend of one share of Caribbean for each share of the Company held on the record date. As of February 29, 2000, the Company no longer has any investment or interest in Caribbean.

         Massachusetts Asset Financing Corp. ("MAFC"), a Massachusetts Corporation, obtained a default judgement against the Company in the sum of approximately $10,000 together with $287.70 in interest and $126.00 in costs arising from a claim for fees for due diligence work allegedly performed by MAFC for a loan of $500,000 which MAFC represented it would provide to the Company. The Company believes that this claim has been satisfied as the result of the garnishment of $13,000 from the bank account of John Frohling, legal counsel to the Company. The Company has been unable to obtain written release and satisfaction of judgement from the judgment creditor. The Company may have to resort to legal action to remove the judgement from the Court Record. The Company does not consider this matter to be one that will have a material effect on the Company.

         In February 1997, the Company delivered 4,000,000 shares of common stock to Dr. Charles Edwards as partial consideration for his agreement to merge Wasatch Edwards LLC into the Company. Dr. Edwards elected not to conclude the merger and wholly failed to perform, which caused the Company significant damages. The Company has demanded the return of all shares, and the Company has issued a stop transfer order to the transfer agent. The Company may commence litigation against Dr. Edwards and others in order to cancel the shares and to recover damages suffered by the Company. In addition, the Company issued 500,000 shares to Dr. Charles Edwards under a consulting contract under which he was to perform certain services. No work was ever performed, and the Company may seek recovery of the shares or damages.

         The Company has been subject of civil litigation arising from a loan advanced to the Company in April 1997 by two individuals. This claim has been settled in February 2000 in exchange for a cash payment of approximately $20,000 and delivery of 200,000 shares of common stock of the Company by a third party.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

NOTE 10 -  SUBSEQUENT EVENTS

         The Company has settled a lawsuit brought by an individual in the Orlando District Court seeking $70,000 for the purchase price and approximately $200,000 in damages in connection with the proposed purchase of a start up Internet advertising company made in November 1996. The Company had previously filed an answer and defended the action; however, in the interest of resolving all outstanding litigation and avoiding the cost of defense, the Company agreed to settle the action in March 2000 for 100,000 shares of restricted common stock, in exchange for a dismissal of the claim, release of all liability and delivery to the Company of certain computer equipment that the Company will use in its newly acquired Internet businesses.

         In June 1998, the Company settled a $500,000 judgment held by Hans Kooring in exchange for issuing 500,000 additional shares of its common stock to Hans Kooring and 500,000 shares to attorney Jay Salyer. The claim arose from a dispute in connection with $500,000 Regulation S stock purchase undertaken in December 1996 with the Company in which the company issued 500,000 shares to Hans Kooring. At the conclusion of the transactions, Hans Kooring received a total of 1,000,000 shares and Jay Salyer received 500,000 shares.

         The Company has settled a claim from an investor who purchased restricted common stock of the Company from a third party. The settlement agreement provides for the Company to deliver to the claimant, Solar Lane Productions Inc. 70,000 shares of restricted common stock of Caribbean Holdings International Corp. and 90,000 shares of restricted common stock of the Company by no later than March 3, 2000, and failing which the claimant will be entitled to obtain judgement against the Company in the sum of $300,000 plus costs. The Company anticipates no difficulty in delivering the shares required in terms of the settlement agreement by the stipulated date of March 3, 2000, and the claim of Solar Lane Productions, Inc. will be extinguished in full and final settlement. On March 8, 2000, a motion to dismiss was filed in this action.

         On January 18, 2000, LaSalle Group Ltd. acquired ten million common shares from the Company in exchange for the forgiveness of debt plus interest which LaSalle had provided to finance the Kiwi Airlines transaction which has been written off because of the bankruptcy of Kiwi Airlines. In addition, LaSalle covered the ongoing expenses of the Company through January 2000. This issuance of stock resulted in LaSalle controlling approximately 52% of the total issued and outstanding common stock.

         On January 20, 2000, the LaSalle, a Cayman Island company, advised the Company that it had rescinded a Stock Purchase Agreement by which LaSalle had agreed to sell ten million shares of common stock to Aviation Holding Inc., a Florida Company affiliated with Mr. Joe Logan the Company's former President.

         On January 20, 2000, the board of directors approved the acquisition of E-Pawn, Inc., a Florida corporation, from two companies, namely, Swiss Arctic Traders Ltd, a Bahamian company and affiliate of the Company's majority stockholder, LaSalle, and Fortuna Holdings Limited, a Bahamian company. E- Pawn, Inc. is multi-faceted Internet portal, website designer, and software developer which operates the "e- pawn.com" and "ubuynetwork" websites. The terms of the transaction are provided in the Acquisition Agreement dated on January 27, 2000, and the transaction will be effective on February 28, 2000. A copy of the Acquisition Agreement is attached as an exhibit to the Form 8-K filed on April 18, 2000.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

         On completion of the proposed acquisition, a change of control will take place because the two acquiring companies, Swiss Arctic Traders, Ltd. and Fortuna Holdings Limited., will each acquire, respectively, fifty million (50,000,000) shares of restricted series A preferred stock which grants the holders the power to elect a majority of the directors to the board. The one hundred million shares of series A preferred issued under the Acquisition Agreement represents all of the authorized series A preferred stock. The Company will also issue fifty million (50,000,000) shares of the Company's restricted common stock to each of the companies that is transferring together all of the E-Pawn, Inc. stock, and the aggregate of the shares issued in connection with the acquisition will represent over two-thirds of the issued and outstanding shares of common stock of the Company. The stock was issued at a value of $1.00 per share giving the transaction a value of $200 million.

         The closing of the E-Pawn, Inc. stock purchase transaction is subject to receipt of an independent appraisal of the value of E-Pawn, Inc. and its business and assets compared to similar companies, acceptable to the Board of Directors and the auditors of the Company for the purpose of carrying the assets on the balance sheet of the Company.

         On January 28, 2000, the Company approved the distribution to all of the Company's shareholders of record on January 28, 2000 (extended to February 28, 2000 pursuant to NASD rules) of a stock dividend of one share of Caribbean, a wholly owned subsidiary of the Company, for each share of the Company held as of the record date. Caribbean assumed liabilities in the sum of approximately $160,000 plus interest due to DBLA Associates. The Company has been released of its obligations and guarantees to DBLA Associates, and the Company has no further liability to DBLA Associates in connection with this debt. Caribbean has claims through its joint venture with Merrill and Raymond MacDonald to an interest in approximately 15,000 acres of land in the Bahamas. The rights of Caribbean were retained by it in full when the stock of this company was distributed to the shareholders of the Company pursuant to the stock dividend.

         On January 30, 2000, the majority stockholder by written action taken, also consented to an amendment to the articles of incorporation to reverse split the common stock of the company on a one for 200 share basis effective January 30, 2000. Subject to the ten-day notice Rule of NASDAQ the effected date of the stock split may be adjusted to be a date as set by the NASDAQ Bulletin Board. This date was extended to February 28, 2000. On February 27, 2000, the Company announced that its Board had rescinded a previously announced 200 for 1 reverse stock split because this change in the capital structure would not be conducive to an orderly market in view of the market changes which arose after the announcement of the acquisition of E-Pawn, Inc., an Internet portal involving e-commerce and online auction sites. The consent further provided for an amendment to the Articles of Incorporation to change the capital structure of the Company to provide that "the Corporation shall have the authority to issue 500,000,000 shares of common stock $0.001 par value and 100,000,000 shares of Class A Preferred Stock, par value $0.10 per share. Each share of Class A Preferred stock shall have 100 votes per share. And shall be entitled to preference over the common stock holders in the event of a liquidation of the company. Fully paid stock of this corporation shall not be liable for further call or assessment."

         The name of the Company was also changed by majority consent to E-Pawn.com Inc. and a certified copy of the amendment to the Company's Articles of Incorporation, as filed with the Secretary of State for the State of Nevada is attached as an exhibit to the Form 8-K filed on April 18, 2000. On February 29, 2000, the Company announced the change of its name to E-Pawn.com, Inc., and the designation of a

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1998 AND 1997

new trading symbol "EPWN."

         On February 24, 2000, the Company issued a press release announcing the global expansion of E- Pawn.com, Inc. by granting an exclusive development and marketing rights license for its online auction and barter website software to Exchequer Investments Ltd., a privately held UK company, which will develop and operate E-Pawn.com and Ubuynetwork programs under the Company's Global Partner Program. Exchequer Investments will open the market for E-Pawn.com programs, products, and systems in several European market places as a strategic local partner that will provide working capital for the launch, local expertise and management. The initial launch will be in the United Kingdom under the domain name E-Pawn.co.uk, and the company shall be E-Pawn.co.uk PLC.

         On March 5, 2000, the Company announced that it would distribute common stock of its subsidiary, Ubuynetwork.com, Inc., as a special dividend to shareholders of record as of April 18, 2000, on a 2 shares of Ubuynetwork.com Inc. for each share of the Company held on the record date.

         On March 9, 2000, the Company announced that it had entered into an agreement to acquire Home Realty, a Florida full service real estate company, established in 1994.

         On March 14, 2000, the Company announced that it had formed a strategic alliance with CeleXx Corporation (OTCBB: CLXX) under the terms of which CeleXx will provide management services, IT engineering and support service, website design and website hosting services on a fee basis. In addition, the agreement provides that the Company shall purchase one million shares of CeleXx common stock at $5 per share. On March 19, 2000, the Company announced that CeleXx Corporation through a subsidiary, Computer Marketplace, Inc., will administer and host the Company's Internet based business sites.

         On March 15, 2000, the Company announced that it will distribute shares of its subsidiary, Ubuyhomes.com, Inc., as a special dividend to the Company's shareholders of record as of May 1, 2000. The shareholders of the Company on the record date will receive two shares of Ubuyhomes.com, Inc. for each E-Pawn.com, Inc common share held.

         On March 19, 2000, the Company announced that it had entered into a letter of intent to acquire a 15 year old, jewelry manufacturer, O'Con Enterprise, Inc. of Hollywood, Florida.

         On March 29, 2000, the Company announced it had reached an agreement to form a joint venture with Silverhawk Development Company and Yunan Tobacco Company to market timeshares under the Sun Vacation Club brand name via the Internet using the UBUYTIMESHARE.COM systems. The joint venture will initially market 65 hotel properties located in China and owned by Yunan Tobacco Company.