Form 10KSB
period 1999-05-31
E PAWN COM INC
filed 2000-04-24
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-KSB

                              --------------------

                             ANNUAL REPORT PURSUANT
                          TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

                                 E-PAWN.COM, INC

             (Exact Name of Registrant as Specified in Its Charter)

NEVADA                               33-2533-LA                       87-0435741
(State or Other Jurisdiction    Commission File Number          (I.R.S. Employer
of Incorporation)                                         Identification Number)


                               Merrill Lynch Tower
                        2855 University Drive, Suite 200
                          Coral Springs, Florida 33065
                                Tel. 954-575-7296
              -----------------------------------------------------
             (Address of Principal Executive Offices and Telephone)

                           WASATCH INTERNATIONAL CORP.

        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426
                            (Former Name and Address)
              -----------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this form 10-KSB.  Yes   No X

         State issuer's revenues for period ending May 31, 1999: $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No x Not Applicable

As of May 31, 1999 there were 38,433,820 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates and not containing a restrictive legend computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Bulletin Board Stock Market as of May 31, 1999 was approximately $ 183,434.

Transitional Small Business Disclosure Format : Yes X ; No : Model B of Form 1-A, Items 6-11

                                TABLE OF CONTENTS

                                     Part I
                       (Items 6-11 of Model B of Form 1-A)

                                                                     Page Number

Item 6.    Description of Business...........................................  1

Item 7.    Description of Property...........................................  3

Item 8     Directors, Executive Officers and Significant Employees.............4

Item 9.    Remuneration of Directors and Officers..............................5

Item 10.   Security Ownership of Management and Certain Security Holders.......5

Item 11.   Interest of Management and Others in Certain Transactions...........6
                                     Part II

 Item 1.   Market Price of and Dividends on the Registrant's Common Equity and
           Other Shareholder Matters...........................................6

Item 2.    Legal Proceedings...................................................7

Item 3.    Changes in and Disagreements With Accountants.......................9

Item 4.    Submission of Matter to a Vote of Security-Holders..................9

Item 5.    Compliance With Section 16(b) of the Exchange Act...................9

Item 6.    Reports on Form 8-K.................................................9

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

                                     Part I

ITEM 6 . DESCRIPTION OF BUSINESS.

     E-Pawn.com, Inc. (the "Company") was organized under the laws of the State of Nevada on November 4, 1985, under the name Java, Inc. The Company was formed for the purpose of engaging in the business of investing in businesses and all other lawful business. The Company's initial authorized capital consisted of 50,000,000 shares, $.001 par value, common capital stock.

     In 1986, the Company sold 1,320,350 shares of its common stock to the public at a price of $0.10 per share, pursuant to an S-18 Registration Statement filed with the Securities and Exchange Commission on January 10, 1986, and the Company completed the offering on August 20, 1986.

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

ITEM 8     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     The following table presents the directors, officers and key employees who are serving and have served during the period covered by this Annual Report. The table includes the name, age, position, and time of service. Below the table is a description of the business experience, family relationship, and involvement in legal proceedings associated with the persons listed.

Name                       Age      Position                             Elected

Eli Leibowitz              55       Director, President and         October 1996
                                    Chief Financial Officer

Anne M.E. Greyling*        45       Director                           June 1997
Vaughan Dabbs*             47       Director                           June 1997
David Lerger*              38       Director                           June 1997
Clinton Greyling           25       Director and Vice President     January 1998
Mary Duncan                45       Secretary                          July 1996

     * On January 20, 2000, Anne M.E. Greyling, Vaughan Dabbs, and David Lerger resigned from the Board of Directors of the Company

     Eli Leibowitz is a licensed Certified Public Accountant with practice experience in all areas of finance, administration, management and taxation. He is associated with Inventive Industries, Inc. which is a financial consulting firm in Englewood, New Jersey, which specializes in providing temporary Chief Financial Officers to client companies. Mr Leibowitz served as Corporate Controller for LMT Steel Products, Inc., of Hoboken, New Jersey and from 1985 to 1988 he was the Chief Financial Officer of Masco Industries, Inc, a New York Stock Exchange company. He was a Senior Accountant for the international accounting firm, Grant Thornton.

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

     Effective on January 1, 1997, the Company entered into an employment agreement with Mr. Eli Leibowitz to serve as Chief Financial Officer for a period of five years. The agreement provides for annual compensation of $150,000 with annual increases of $10,000 and other benefits and bonuses. Mr. Leibowitz agreed to postpone payment of his salary until the Company has obtained sufficient operational funding. Upon resignation of Mr. Joseph Logan in October 1997, Mr. Leibowitz became the President of the Company. The Company did not provide any compensation to Mr. Leibowitz during the period of this Annual Report. In January 2000, Mr. Leibowitz agreed to accept 1,500,000 shares of common stock in lieu of all compensation owed to him through January 31, 2000.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         The following table provides the number of shares held by management and the directors and those persons who own more than five percent of the Company's common stock as of May 31, 1999.

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

Names and Address            Shares Beneficially Owned       Percentage of Class
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


ITEM 11.   Interest of Management and Others in Certain Transactions

           Not applicaable
                                     PART II

ITEM 1.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
            OTHER SHAREHOLDER MATTERS.

     The Company's common stock has traded over -the -counter and quoted on the OTC NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "EPWN" since February 29, 2000. The Company previously traded under its former symbol "WITD." The Company traded under this symbol since 1995. The following table represents the range of the high and low bid prices of the Company's stock as reported by the NASDAQ Trading and Market Services for the fiscal quarter for the fiscal year ending May 31, 1999 . Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions or actual transactions.

     Quarter Ended                    High                                  Low
     --------------                   ----                                  ----
     August 31, 1998                 $ .10                                $ .015

     November 30, 1998               $ .20                                 $ .01

     February 28, 1999               $ .08                                 $ .01

     May 31, 1999                    $ .06                                 $ .04

     As of May 31, 1999, the Company had approximately 500 stockholders of record of the Company's common stock although the Company believes that the number of stockholders is significantly larger because many firms hold shares on behalf of many beneficial owners.

Dividends

     The Company has never paid cash dividends on its stock, and it anticipates that it will continue to retain any future earnings to finance the growth and expansion of its business. The Company may elect to issue stock dividends from its subsidiaries and investments.

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

ITEM 2.   LEGAL PROCEEDINGS.

     In addition to the possibility of Bankruptcy Court proceedings in connection with the investment in Kiwi International Air Lines, Inc., referred to in Part I Item 6, "Description of Business" and Note 4 to the Financial Statements, the Company has been the party to several lawsuits and matters which may lead to litigation. Management believes that none of the legal proceedings in which the Company was engaged for the period of this Annual Report and the subsequent period to the filing of the Report will have a material adverse affect on the financial condition of the Company. All matters have been settled as of the filing or the matters represent actions in which the Company will be the plaintiff seeking relief.

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

ITEM 5.  COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT.

         During the period of this Annual  Report,  the only persons  subject to
Section 16 (b) of the Securities Exchange Act of 1934 reporting are the officers and directors and LaSalle Group, Ltd., the controlling shareholder. During the period, none of the persons subject to Rule 16a-3(e) engaged in any transaction which required the filing of form with the Company, and the Company received no forms or amendments. The Company has no knowledge of any failure to file a required form.

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

BY    /S/ CLINTON GREYLING
          ----------------
          Clinton Greyling, Vice President andDirector

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

Consolidated Statements of Cash Flows                                       F-6

Notes to Financial Statements                                       F-7  - F-15

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of E-Pawn.Com, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of E-Pawn.Com, Inc. and Subsidiary (formerly Wasatch International Corporation) (A Development Stage Company) as of May 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Pawn.Com, Inc. and Subsidiary as of May 31, 1999 and the results of their operations and their cash flows for the periods ended May 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 9 to the financial statements, the Company incurred significant operating losses of $333,166 and $406,133 in 1999 and 1998, respectively. Additionally, the Company had a working capital deficiency of approximately $1,095,000 at May 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Notes 1 and 9 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
April 19, 2000

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                  MAY 31, 1999



                                     ASSETS


OTHER ASSETS
  Investment in Carribean Holdings                         $ 478,029
  Investment in Ethnic Broadcasting                                1
  Investment in Edwards / Wasatch LLC                              1
                                                           ----------
    TOTAL OTHER ASSETS                                       478,031
                                                           ----------

                                                           $ 478,031
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  511,907
  Due to affiliate                                           422,851
  Note payable                                               160,000
                                                           ----------
    TOTAL CURRENT LIABILITIES                              1,094,758
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $10 par value;
   10,000,000 shares authorized;
   no shares  issued and outstanding                               -
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   38,433,820 shares  issued and outstanding                  38,434
  Additional paid-in capital                               7,491,198
  Accumulated deficit                                     (8,146,359)
                                                           ----------
    TOTAL STOCKHOLDERS'  DEFICIT                            (616,727)
                                                           ----------

                                                          $  478,031
                                                           ==========











                       See Notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             FOR THE YEAR ENDED MAY 31,
                                           -----------------------------
                                              1999              1998
                                           ------------   --------------

EXPENSES:
  Selling, general, and administrative   $    333,166      $   406,133
                                           ------------   --------------
TOTAL EXPENSES                                333,166          406,133
                                           ------------   --------------
Net loss applicable to common stock      $   (333,166)     $  (406,133)
                                           ============   ==============



Net loss per common share-basic
 and diluted                             $      (0.01)     $     (0.01)
                                           ============   ==============

Weighted average common shares
 outstanding                               38,387,245        37,233,461
                                           ============   ==============



























                       See notes to financial statements.
                                      F-4

                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                                        Common Stock       Additional      Retained
                                                   ----------------------   Paid-in        Earnings
                                                     Shares     Amount      Capital        (Deficit)       Total
                                                   ---------- ----------- -----------     -----------    ---------
BALANCE - MAY 31, 1997                             35,862,820 $ 35,863    $7,300,555      $(7,407,060)   $ (20,642)

  Common stock issued for
   consulting services
   for $1.15 per share                                 26,000       26        29,974                -       30,000

  Common stock issued for
   consulting services
   for $0.50 per share                                 75,000       75        37,425                -       37,500

  Common stock issued for
   consulting services
   for $0.10 per share                                750,000      750        74,244                -       74,994

  Common stock issued for
   consulting services at par value                   500,000      500             -                -          500

  Common stock issued to director
   pursuant to an employee
   agreement issued at par value                      220,000      220             -                -          220

  Net loss                                                  -        -             -         (406,133)    (406,133)
                                                  ----------- ----------- -----------     -----------    ---------
BALANCE - MAY 31, 1998                             37,433,820   37,434     7,442,198       (7,813,193)    (283,561)

  Common stock issued pursuant
   to legal settlement at $0.05
   per share                                        1,000,000    1,000        49,000                -       50,000

  Net loss                                                  -        -             -         (333,166)    (333,166)
                                                   ---------- ----------- -----------     -----------    ---------
BALANCE - MAY 31, 1999                             38,433,820 $ 38,434    $7,491,198      $(8,146,359)   $(566,727)
                                                   ========== =========== ===========     ===========    =========




                    See notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                FOR THE YEARS ENDED MAY 31,
                                               ----------------------------
                                                 1999             1998
                                             -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $   (333,166)  $   (406,133)
   Change in assets and liabilities
     Stock subscription receivable                      -        150,000
     Accounts payable and accrued expenses        283,166        (42,921)
     Due to affiliate                              60,000        250,758
                                             -------------   --------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             10,000        (48,296)
                                             -------------   --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Caribbean Holdings               (60,000)     (255,000)
                                             -------------   --------------
NET CASH USED IN INVESTING ACTIVITIES             (60,000)     (255,000)
                                             -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of note payable                              -       160,000
  Change in additional paid in capital             49,000       141,643
  Proceeds from issuance of common stock            1,000         1,571
                                             -------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          50,000       303,214
                                             -------------   --------------
NET DECREASE IN CASH                                    -           (82)

CASH - Beginning of year                                -            82
                                             -------------   --------------
CASH - end of year                           $          -   $         -
                                             =============   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                             $          -   $         -
                                             =============   ===============
        Income taxes                         $          -   $         -
                                             =============   ===============
     Non-cash financing and investing activities:

        Common stock issued for services     $          -   $   142,994
                                             =============   ===============



                       See notes to financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MAY 31, 1999 AND 1998

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

B. Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128")" Earnings Per Share", which became effective for both interim and annual financial statements for period ending after December 15, 1997. SFAS 128 requires a presentation of "Basic" and, where applicable, "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, SFAS 128 requires the restatement of prior earnings per share to conform to the new standard. The per share presentations in the accompanying financial statements reflect the provisions of SFAS 128. Diluted earnings per share is not being shown due to the fact that the years ended May 31, 1999, 1998 and 1997 show a net loss and the conversion of the preferred stock and common stock outstanding during those years would be anti-dilutive.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

Through May 31, 1999, the Company and its subsidiary have sustained operating losses totaling approximately $8,146,359 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available in increase the following year's limitation.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

NOTE 6 -  STOCKHOLDERS' EQUITY

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

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

         As discussed in Notes 1 and 8, the Company issued 25,000,000 share of common stock to acquire all of the issued and outstanding common stock of Caribbean. On February 29, 2000, the Company distributed to shareholders of record all of the shares of Caribbean held by the Company in the form of a stock dividend of one share of Caribbean for each share of the Company held on the record date. As of February 29, 2000, the Company no longer has any investment or interest in Caribbean.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

NOTE 9 -  SUBSEQUENT EVENTS

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

     On January 20, 2000, LaSalle, a Cayman Island company, advised the Company that it had rescinded a Stock Purchase Agreement by which LaSalle had agreed to sell ten million shares of common stock to Aviation Holding Inc., a Florida Company affiliated with Mr. Joe Logan the Company's former President.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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

         The name of the Company was also changed by majority consent to E-Pawn.com Inc. and a certified copy of the amendment to the Company's Articles of Incorporation, as filed with the Secretary of State for the State of Nevada is attached as an exhibit to the Form 8-K filed on April 18, 2000. On February 29, 2000, the Company announced the change of its name to E-Pawn.com, Inc., and the designation of a new trading symbol "EPWN."

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MAY 31, 1999 AND 1998

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