Form 10QSB
period 1999-08-31
E PAWN COM INC
filed 2000-04-24
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB




                            Quarterly Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended August 31, 1999


                                 E-PAWN.COM, INC

             (Exact Name of Registrant as Specified in Its Charter)

          NEVADA                   87-0435741                 3-2533-LA
State or Other Jurisdiction     I.R.S. Employer          Commission File Number
    of Incorporation

                            Merrill Lynch Tower 2855
                          University Drive, Suite 200
                          Coral Springs, Florida 33065
                               Tel. 954-575-7296
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                           WASATCH INTERNATIONAL CORP.

        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426
                            (Former Name and Address)
-------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,433,820 (August 31, 1999)







Transitional Small Business Disclosure Format : Yes  X  No      : Model B of
                                                    ---   -----

Form 1-A.

                                     Part I

Item 1.  Financial Statements.




                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS





Consolidated Balance Sheet                                             F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Cash Flows                                  F-4

Notes to Financial Statements                                    F-5 - F13

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                           C0NSOLIDATED BALANCE SHEET


                                 AUGUST 31, 1999



                                     ASSETS


OTHER ASSETS
  Investment in Carribean Holdings                         $ 493,029
  Investment in Ethnic Broadcasting                                1
  Investment in Edwards / Wasatch LLC                              1
                                                           ----------
    TOTAL OTHER ASSETS                                       493,031
                                                           ----------

                                                           $ 493,031
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  554,405
  Due to affiliate                                           437,851
  Note payable                                               160,000
                                                           ----------
    TOTAL CURRENT LIABILITIES                              1,152,256
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $10 par value;
   10,000,000 shares authorized;
   no shares  issued and outstanding                               -
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   38,433,820 shares  issued and outstanding                  38,434
  Additional paid-in capital                               7,491,198
  Accumulated deficit                                     (8,188,857)
                                                           ----------
    TOTAL STOCKHOLDERS'  DEFICIT                            (659,225)
                                                           ----------

                                                          $  493,031
                                                           ==========











                       See Notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           THREE MONTHS ENDED AUGUST 31,
                                           -----------------------------
                                              1999              1998
                                           ------------   --------------

EXPENSES:
  Selling, general, and administrative   $     42,498           90,000
                                           ------------   --------------
TOTAL EXPENSES                                 42,498           90,000
                                           ------------   --------------
Net loss applicable to common stock      $    (42,498)     $   (90,000)
                                           ============   ==============



Net loss per common share-basic
 and diluted                             $      (0.00)     $     (0.00)
                                           ============   ==============

Weighted average common shares
 outstanding                               38,433,820        38,249,037
                                           ============   ==============



























                       See notes to financial statements.
                                       F-3

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLDIATED STATEMENTS OF CASH FLOWS



                                               THREE MONTHS ENDED AUGUST 31,
                                               ----------------------------
                                                 1999             1998
                                             -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $    (42,498)  $    (90,000)
   Change in assets and liabilities
     Accounts payable and accrued expenses         42,498         40,000
     Due to affiliate                              15,000         15,000
                                             -------------   --------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             15,000        (35,000)
                                             -------------   --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to affiliates                         (15,000)      (15,000)
                                             -------------   --------------
NET CASH USED IN INVESTING ACTIVITIES             (15,000)      (15,000)
                                             -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Change in additional paid in capital                  -        49,000
  Proceeds from issuance of common stock                -         1,000
                                             -------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               -        50 000
                                             -------------   --------------
NET DECREASE IN CASH                                    -             -

CASH - Beginning of period                              -             -
                                             -------------   --------------
CASH - end of period                         $          -   $         -
                                             =============   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                             $          -   $         -
                                             =============   ===============
        Income taxes                         $          -   $         -
                                             =============   ===============



                       See notes to financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

         The consolidated balance sheet at August 31, 1999 and the consolidated statements of operations and cash flows for the three months ended August 31, 1999 are unaudited but include all adjustments which in the opinion of management, are necessary to the fair presentation of the financial position and results of operations for the periods then ended. All such adjustments are of normal recurring nature. The results of the operations for any interim period are not necessarily indicative of results for a full fiscal year.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

 Development Stage and Continued Existence

         As of August 31, 1999, the activities of the Company and its subsidiaries have had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred only losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation- The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Caribbean On February 29, 2000 the Company distributed shares of Caribbean as a dividend to its shareholders of record on February 28, 2000.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

Through August 31, 1999, the Company and its subsidiaries have sustained operating losses totaling approximately $8,188,857 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available in increase the following year's limitation.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

agreement. The Company has therefore suspended payment of advances under the agreement, and the Joint Venture partners have claimed a default by Caribbean of the agreement. (See Note 10, "Subsequent Events" for further explanation).

NOTE 6 - DUE TO AFFILIATE

         Its majority stockholder, LaSalle Group, Ltd.("LaSalle"), has financially supported the Company, and the aggregate debt of the Company to LaSalle through May 31, 1999 is $422,851 and $437,851 through August 31, 1999. In January 2000, the Company issued ten million shares to compensate the stockholder for its advances to the Company, thereby discharging all of the Company's debt and obligations to LaSalle as of January 31, 2000.

NOTE 7 -  STOCKHOLDERS' EQUITY

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

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

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

         In   October  1996,  in  connection  with  the  Wasatch   International
Corporation Stock Plan and the

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

         The Company has been subject of civil litigation arising from a loan advanced to the Company in

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

         On January 20, 2000, the board of directors approved the acquisition of E-Pawn, Inc., a Florida corporation, from two companies, namely, Swiss Arctic Traders Ltd, a Bahamian company and affiliate of the Company's majority stockholder, LaSalle, and Fortuna Holdings Limited, a Bahamian company. E- Pawn, Inc. is multi-faceted Internet portal, website designer, and software developer which operates the "e-pawn.com" and "ubuynetwork" websites. The terms of the transaction are provided in the Acquisition Agreement dated on January 27, 2000, and the transaction will be effective on February 28, 2000. A copy of the Acquisition Agreement is attached as an exhibit to the Form 8-K filed on April 18, 2000.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

         On February 24, 2000, the Company issued a press release announcing the global expansion of E-Pawn.com, Inc. by granting an exclusive development and marketing rights license for its online auction and barter website software to Exchequer Investments Ltd., a privately held UK company, which will develop and operate E-Pawn.com and Ubuynetwork programs under the Company's Global Partner Program. Exchequer Investments will open the market for E-Pawn.com programs, products, and systems in several European market places as a strategic local partner that will provide working capital for the launch, local expertise and management. The initial launch will be in the United Kingdom under the domain name E-Pawn.co.uk, and the company shall be E-Pawn.co.uk PLC.

         On March 5, 2000, the Company announced that it would distribute common stock of its

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report on Form 10-QSB contains statements that are forward looking, such as those relating to consummation of the transaction, anticipated future revenues of the company and success of current product offerings. Such forward looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in, any forward looking statements.

     As of August 31, 1999, the Company has had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions.


                                                      Part II

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         No Form 8-K was filed during the last quarter covered by this Report. However, the Company filed a report on Form 8-K on April 19, 2000 which covered matters included in this Report and included Exhibits which relate to matters covered by this Report on Form 10-QSB.



                                                    Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    E-PAWN.COM, INC.
                                   (Formerly Wasatch International Corporation)


Date    April 24, 2000              By    /s/Eli Leibowitz
        --------------                ----------------------------------------
                                    Eli Leibowitz, President, Director and
                                    Chief Financial Officer



Date    April 24, 2000              By   /s/Clinton Greyling
        --------------                ----------------------------------------
                                    Clinton Greyling, Vice President and
                                    Director