Form 10QSB
period 1999-11-30
E PAWN COM INC
filed 2000-04-24
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB




                            Quarterly Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended November 30, 1999


                                 E-PAWN.COM, INC

             (Exact Name of Registrant as Specified in Its Charter)

 NEVADA                              87-0435741                 33-2533-LA
State or Other Jurisdiction        I.R.S. Employer       Commission File Number
     of Incorporation           Identification Number

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,433,820 (November 30, 1999)







Transitional  Small  Business  Disclosure  Format : Yes X , No : Model B of Form
1-A.

                                  Part I

Item 1.  Financial Statements.




                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Balance Sheet                                             F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Cash Flows                                  F-4

Notes to Consolidated Financial Statements                       F-5 - F13

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                  NOVEMBER 30, 1999



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
                                                           ----------

                                                           $ 493,031
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  596,903
  Due to affiliate                                           437,851
  Note payable                                               160,000
                                                           ----------
    TOTAL CURRENT LIABILITIES                              1,194,754
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $10 par value;
   10,000,000 shares authorized;
   no shares  issued and outstanding                               -
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   38,433,820 shares  issued and outstanding                  38,434
  Additional paid-in capital                               7,491,198
  Accumulated deficit                                     (8,231,355)
                                                           ----------
    TOTAL STOCKHOLDERS'  DEFICIT                            (701,723)
                                                           ----------

                                                          $  493,031
                                                           ==========











                       See Notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            SIX MONTHS ENDED NOVEMBER 30,
                                           -----------------------------
                                              1999              1998
                                           ------------   --------------

EXPENSES:
  Selling, general, and administrative   $     84,996          250,000
                                           ------------   --------------
TOTAL EXPENSES                                 84,996          250,000
                                           ------------   --------------
Net loss applicable to common stock      $    (84,996)     $  (250,000)
                                           ============   ==============



Net loss per common share-basic
 and diluted                             $      (0.00)     $     (0.01)
                                           ============   ==============

Weighted average common shares
 outstanding                               38,433,820        38,340,924
                                           ============   ==============



























                       See notes to financial statements.
                                      F-3

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                SIX MONTHS ENDED NOVEMBER 30,
                                               ----------------------------
                                                 1999             1998
                                             -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $    (84,996)  $   (250,000)
   Change in assets and liabilities
     Accounts payable and accrued expenses         84,996        200,000
     Due to affiliate                              15,000         30,000
                                             -------------   --------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             15,000        (20,000)
                                             -------------   --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to affiliates                         (15,000)      (30,000)
                                             -------------   --------------
NET CASH USED IN INVESTING ACTIVITIES             (15,000)      (30,000)
                                             -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Change in additional paid in capital                  -        49,000
  Proceeds from issuance of common stock                -         1,000
                                             -------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               -        50 000
                                             -------------   --------------
NET DECREASE IN CASH                                    -             -

CASH - Beginning of period                              -             -
                                             -------------   --------------
CASH - end of period                         $          -   $         -
                                             =============   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                             $          -   $         -
                                             =============   ===============
        Income taxes                         $          -   $         -
                                             =============   ===============



                       See notes to financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

         The consolidated balance sheet at November 30, 1999 and the consolidated statements of operations and cash flows for the six months ended November 30, 1999 are unaudited but include all adjustments which in the opinion of management, are necessary to the fair presentation of the financial position and results of operations for the periods then ended. All such adjustments are of normal recurring nature. The results of the operations for any interim period are not necessarily indicative of results for a full fiscal year.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

 Development Stage and Continued Existence

         As of November 30, 1999, the activities of the Company and its subsidiaries have had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as going concerns. The Company has incurred only losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

Through November 30, 1999, the Company and its subsidiaries have sustained operating losses totaling approximately $8,8,231,355 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available in increase the following year's limitation.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

NOTE 6 - DUE TO AFFILIATE

         Its majority stockholder, LaSalle Group, Ltd.("LaSalle"), has financially supported the Company, and the aggregate debt of the Company to LaSalle through May 31, 1999 is $422,851 and $437,851 through November 30, 1999. In January 2000, the Company issued ten million shares to compensate the stockholder for its advances to the Company, thereby discharging all of the Company's debt and obligations to LaSalle as of January 31, 2000.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 SIX MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)

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

     As of November 30, 1999, the Company has had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions.

                                     Part II

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

During September 1999, the Company through, its wholly owned subsidiary, Caribbean Holdings International Corporation, ceased making advance net profits payments of $5,000 per month to its joint venture partners under the joint venture agreement. On July 10, 1996, the Company's wholly owned subsidiary, Caribbean, entered into a joint venture agreement with two individuals individuals previously unaffiliated with the Company or any of its subsidiaries to, develop, lease and sell real estate located in the Bahamas beneficially owned by those individuals. These individuals are the heirs to the Effie Knowles estate, which is in the process of being probated, that owns the real estate. The agreement provides for net profits to be shared by Caribbean and the two individuals. The agreement also stipulates that advance payments are to be made to the two individuals toward their share of future net profits derived from the real estate associated with the joint venture. Pursuant to the agreement, the two individuals were paid $100,000 initially and $5,000 each month, until the estate has been completely probated. Through May 31,1997, a total of $154,000 of advances toward joint venture net profit have been paid to the two individuals. On May 31, 1998, a total of $404,000 of advances toward joint venture net profit have been paid to the two individuals. Through May 31, 1999, an additional $60,000 of advances toward joint venture net profit have been paid to the two individuals. Through August 1999 an additional amount of $15,000 was advanced pursuant to the joint venture agreement. In September 1999, the Company became aware that the joint venture partners had entered into agreements with third parties and had accepted advances from such parties in violation of the agreement. The Company has therefore suspended payment of advances under the agreement, and the joint venture partners have claimed a default by Caribbean of the agreement. The Company has not determined what action it will take, and it is seeking advice on its legal remedies.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     No Form 8-K was filed during the quarter covered by this report. However, the Company filed a report on Form 8-K on April 19, 2000 which covered matters included in this report and included exhibits which relate to matters covered by this report on Form 10-QSB.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                    E-PAWN.COM, INC.
                                    (Formerly Wasatch International Corporation)


Date    April 24, 2000              By   /s/Eli Leibowitz
        --------------                 ----------------------------------------
                                       Eli Leibowitz, President, Director and
                                       Chief Financial Officer


Date    April 24, 2000              By   /s/Clinton Greyling
        --------------                  ---------------------------------------
                                       Clinton Greyling, Vice President and
                                       Director