Form 10QSB
period 2000-02-29
E PAWN COM INC
filed 2000-04-24
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB




                            Quarterly Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended February 29, 2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,433,820 (February 29, 2000)







Transitional  Small  Business  Disclosure  Format : Yes X , No : Model B of Form
1-A.

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

Notes to Consoldiated Financial Statements                          F-5 - F13

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                  FEBRUARY 29, 2000



                                     ASSETS


OTHER ASSETS
  Investment in Ethnic Broadcasting                        $       1
  Investment in Edwards / Wasatch LLC                              1
                                                           ----------
    TOTAL OTHER ASSETS                                             2
                                                           ----------

                                                           $       2
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  640,235
                                                           ----------
    TOTAL CURRENT LIABILITIES                                640 235
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $10 par value;
   10,000,000 shares authorized;
   no shares  issued and outstanding                               -
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   48,433,820 shares  issued and outstanding                  48,434
  Additional paid-in capital                               7,586,020
  Accumulated deficit                                     (8,274,687)
                                                           ----------
    TOTAL STOCKHOLDERS'  DEFICIT                            (640,233)
                                                           ----------

                                                          $        2
                                                           ==========











                       See Notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Nine months ended
                                           ------------------------------------
                                           February 29, 2000  February 28, 1999
                                           -----------------  -----------------
                                              (Unaudited)        (Unaudited)

EXPENSES:
  Selling, general, and administrative      $    128,328         $   291,000
                                              ------------       --------------
TOTAL EXPENSES                                   128,328             291,000
                                              ------------       --------------
Net loss applicable to common stock         $   (128,328)        $  (291,000)
                                              ============       ==============



Net loss per common share-basic
 and diluted                                $      (0.00)        $     (0.01)
                                            ============        +=============

Weighted average common shares
 outstanding                                  41,290,963          38,371,549
                                            ============        ==============


























                       See notes to financial statements.

                         E-PAWN.COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Nine months ended
                                           ------------------------------------
                                           February 29, 2000  February 28, 1999
                                           -----------------  -----------------
                                              (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $   (128,328)  $   (291,000)
   Change in assets and liabilities
     Accounts payable and accrued expenses        128,328        241,000
     Due to affiliate                              15,000         45,000
                                             -------------   --------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             15,000         (5,000)
                                             -------------   --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to affiliates                         (15,000)      (45,000)
                                             -------------   --------------
NET CASH USED IN INVESTING ACTIVITIES             (15,000)      (45,000)
                                             -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Change in additional paid in capital                  -        49,000
  Proceeds from issuance of common stock                -         1,000
                                             -------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               -        50 000
                                             -------------   --------------
NET DECREASE IN CASH                                    -             -

CASH - Beginning of period                              -             -
                                             -------------   --------------
CASH - end of period                         $          -   $         -
                                             =============   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                             $          -   $         -
                                             =============   ===============
        Income taxes                         $          -   $         -
                                             =============   ===============



                       See notes to financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

         The consolidated balance sheet at February 29, 2000 and the consolidated statements of operations and cash flows for the nine months ended February 29, 2000, are unaudited but include all adjustments which in the opinion of management, are necessary to the fair presentation of the financial position and results of operations for the periods then ended. All such adjustments are of normal recurring nature. The results of the operations for any interim period are not necessarily indicative of results for a full fiscal year.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

E. Income Taxes - Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109")

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

"Accounting for Income Taxes, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

Through February 29, 2000, the Company and its subsidiaries have sustained operating losses totaling approximately $8,274,687 that may be offset against future taxable income through the year 2013. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available in increase the following year's limitation.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

Joint Venture partners have claimed a default by Caribbean of the agreement. (See Note 10, "Subsequent Events" for further explanation).

NOTE 6 - DUE TO AFFILIATE

         Its majority stockholder, LaSalle Group, Ltd.("LaSalle"), has financially supported the Company. In January 2000, the Company issued ten million shares to compensate the stockholder for its advances made to the Company in the amount of $437,851, thereby discharging all of the Company's debt and obligations to LaSalle as of January 31, 2000.

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

         The closing of the E-Pawn, Inc. stock purchase transaction is subject to receipt of an independent

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

                        E-PAWN.COM, INC. AND SUBSIDIARY
                  (FORMERLY-WASATCH INTERNATIONAL CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                NINE MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)

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

     As of February 29, 2000, the activities of the Company has had no revenues from operations. Accordingly, the Company is considered to be in the development stage. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations, which creates reservations about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing equity and debt financing and acquisitions and investments to fund future operations and acquisitions. During the period, the Company acquired E-Pawn, Inc., a company with software assets and expertise in offering internet website development and e-commerce marketing products and services. The Company intends to focus its future business growth in applying the Internet to develop networks for the marketing of products for sellers and buyers.

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

     On January 20, 2000, the Board of Directors approved the distribution to shareholders of record all of the shares of Caribbean International Holdings Corporation, a wholly owned subsidiary, in the form of a stock dividend of one share of Caribbean for each share of the Company held on the record date. As of February 29, 2000, the Company no longer has any investment or interest in Caribbean.

     On January 20, 2000, the board of directors approved the acquisition of E-Pawn, Inc., a Florida corporation, from two companies, namely, Swiss Arctic Traders Ltd, a Bahamian company and affiliate of the Company's majority stockholder, LaSalle, and Fortuna Holdings Limited, a Bahamian company. E-Pawn, Inc. is multi-faceted Internet portal, website designer, and software developer which operates the "e-pawn.com" and "ubuynetwork" websites. The terms of the transaction are provided in the Acquisition Agreement dated on January 27, 2000, and the transaction will be effective on February 28, 2000. A copy of the Acquisition Agreement is attached as an exhibit to the Form 8-K filed on April 19, 2000.

     On completion of the proposed acquisition, a change of control will take place because the two acquiring companies, Swiss Arctic Traders, Ltd. and Fortuna Holdings Limited., will each acquire, respectively, fifty million (50,000,000) shares of restricted series A preferred stock which grants the holders the power to elect a majority of the directors to the board. The one hundred million shares of Class A preferred stock issued under the Acquisition Agreement represents all of the authorized Class A preferred stock. The Company will also issue fifty million (50,000,000) shares of the Company's restricted common stock to each of the companies that is transferring together all of the E-Pawn, Inc. stock, and the aggregate of the shares issued in connection with the acquisition will represent over two- thirds of the issued and outstanding shares of common stock of the Company. The stock was issued at a value of $1.00 per share giving the transaction a value of $200 million.

     The closing of the E-Pawn, Inc. stock purchase transaction is subject to receipt of an independent appraisal of the value of E-Pawn, Inc. and its business and assets compared to similar companies, acceptable to the Board of Directors and the auditors of the Company for the purpose of carrying the assets on the balance sheet of the Company.

     On February 24, 2000, the Company announced that it had granted an exclusive development and marketing rights license for its online auction and barter website software in Europe to Exchequer Investments Ltd., a privately held UK company, which will develop and operate E-Pawn.com and Ubuynetwork programs under the Company's Global Partner Program. Exchequer Investments will open the market for E-Pawn.com programs, products, and systems in several European market places as a strategic local partner that will provide working capital for the launch, local expertise and management. The initial launch will be in the United Kingdom under the company and domain name E-Pawn.co.uk.

                                     Part II

Item 1. Legal Proceedings.

     The Company has been subject of civil litigation arising from a loan advanced to the Company in April 1997 by two individuals. This claim has been settled in February 2000 in exchange for a cash payment of approximately $20,000 and delivery of 200,000 shares of common stock of the Company by a third party.

Item 2. Changes in Securities.

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

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security -Holders.

         Not Applicable.

Item 5.  Other Information.

     On January 20, 2000, the board of directors voted to issue to Eli Leibowitz 1,500,000 shares in lieu of all compensation and benefits owed to him through January 31, 2000 by the Company under his existing employment contract and the Company's stock option plan. He will continue to serve as the President of the Company.

     On January 20, 2000, Anne M. E. Greyling, Dr. Vaughn Dabbs, and Dr. David Legere resigned from the Board of Directors of the Company.

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


                                  E-PAWN.COM, INC.
                                  (Formerly Wasatch International Corporation)


Date    April 24, 2000            By    /s/Eli Leibowitz
        --------------               -----------------------------------------
                                     Eli Leibowitz, President, Director and
                                     Chief Financial Officer


Date    April 24, 2000            By   /s/Clinton Greyling
        --------------               -----------------------------------------
                                     Clinton Greyling, Vice President and
                                     Director