Form 10KSB/A
E PAWN COM INC
filed 2000-05-01
CIK 787496

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB / A

                             ANNUAL REPORT PURSUANT
                          TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

                                 E-PAWN.COM, INC

             (Exact Name of Registrant as Specified in Its Charter)

NEVADA                               33-2533-LA                       87-0435741
(State or Other Jurisdiction    Commission File Number           I.R.S. Employer
of Incorporation)                                          Identification Number





                               Merrill Lynch Tower
                        2855 University Drive, Suite 200
                          Coral Springs, Florida 33065
                                Tel. 954-575-7296

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                           WASATCH INTERNATIONAL CORP.
        1301 N. Congress Avenue, Suite 135, Boynton Beach, Florida 33426
                            (Former Name and Address)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format : YES X ; NO : MODEL B OF FORM 1-A

E-Pawn.com, Inc. (the "Company" or "Registrant") hereby amends the Form 10-KSB filed on April 24, 2000, by adding to the Annual Report certain selected quarterly financial data for the quarters in which the Company has not previously filed a Form 10-QSB, such periods have been covered by Annual Reports filed on Form 10-KSB.

INFORMATION TO BE INCORPORATED BY REFERENCE

     The Annual Reports on Form 10-KSB for the fiscal years ended May 31, 1999 and 1998 filed on April 24, 2000 are incorporated by reference.

                 For the Quarterly period ended August 31, 1997


                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED AUGUST 31, 1997

EXPENSES:

             Selling, general, and administrative         $             255,000

                                                               -----------------
TOTAL EXPENSES                                                          255,000
                                                               -----------------
Net loss applicable to common stock                       $            (255,000)
                                                               =================

Net loss per common share-basic and diluted               $               (0.01)
                                                               =================
Weighted average common shares outstanding                           36,686,120
                                                               =================

                For the Quarterly period ended November 30, 1997


                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENT OF OPERATIONS


                       SIX MONTHS ENDED NOVEMBER 30, 1997

EXPENSES:

             Selling, general, and administrative         $             325,000

                                                               -----------------
TOTAL EXPENSES                                                          325,000

                                                               -----------------
Net loss applicable to common stock                       $            (325,000)
                                                               =================

Net loss per common share-basic and diluted               $               (0.01)
                                                               =================
Weighted average common shares outstanding                           37,089,252
                                                               =================

                For the Quarterly period ended February 28, 1998


                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       NINE MONTHS ENDED FEBRUARY 28, 1998


EXPENSES:

             Selling, general, and administrative            $          365,000
                                                               -----------------
TOTAL EXPENSES                                                          365,000
                                                               -----------------
Net loss applicable to common stock                          $         (365,000)
                                                               =================

Net loss per common share-basic and diluted                  $            (0.01)
                                                               =================

Weighted average common shares outstanding                           37,203,689
                                                               =================

                 For the Quarterly period ended August 31, 1998

                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED AUGUST 31, 1998

EXPENSES:

             Selling, general, and administrative         $              90,000
                                                               -----------------
TOTAL EXPENSES                                                           90,000
                                                               -----------------
Net loss applicable to common stock                       $             (90,000)
                                                               =================

Net loss per common share-basic and diluted               $               (0.00)
                                                               =================
Weighted average common shares outstanding                           38,249,037
                                                               =================

                For the Quarterly period ended November 30, 1998

                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       SIX MONTHS ENDED NOVEMBER 30, 1998


EXPENSES:

             Selling, general, and administrative         $             250,000
                                                               -----------------
TOTAL EXPENSES                                                          250,000
                                                               -----------------
Net loss applicable to common stock                       $            (250,000)
                                                               =================

Net loss per common share-basic and diluted               $               (0.01)
                                                               =================
Weighted average common shares outstanding                           38,340,924
                                                               =================

                For the Quarterly period ended February 28, 1999


                         E-PAWN.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       NINE MONTHS ENDED FEBRUARY 28, 1999



EXPENSES:

             Selling, general, and administrative         $             291,000
                                                              ------------------
TOTAL EXPENSES                                                          291,000
                                                              ------------------
Net loss applicable to common stock                       $            (291,000)
                                                              ==================

Net loss per common share-basic and diluted               $               (0.01)
                                                              ==================
Weighted average common shares outstanding                           38,371,549
                                                              ==================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

E-PAWN.COM, INC.
(formerly Wasatch International Corporation)

BY    /S/ ELI LEIBOWITZ
      --------------------
      Eli Leibowitz, President, Chief Financial
      Officer and Director

DATE        APRIL 28, 2000
          ------------------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY    /S/ CLINTON GREYLING
      -----------------------
         Clinton Greyling, Vice President and Director

DATE        APRIL 28, 2000
          ------------------