Form 10-K
period 2000-05-31
E PAWN COM INC
filed 2000-09-22
CIK 787496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K




(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "ACT") For the fiscal year ended May 31, 2000.

[  ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE ACT
For the transition period from                                         to
                                    .

                                E-PAWN.COM, INC.

   (Exact Name of Registrant as Specified in Its Charter,  Referred to herein as
    "Company")

NEVADA                           33-2533-LA                           87-0435741
(State or Other                Commission File                   I.R.S. Employer
Jurisdiction of                    Number                     Identification No.
Incorporation)



                               Merrill Lynch Tower
                        2855 University Drive, Suite 200
                          Coral Springs, Florida 33065
                                Tel. 954-575-7296

             (Address of Principal Executive Offices and Telephone)

               Securities registered pursuant to Section 12(b) of the Act:  None


                 Securities  registered  pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of May 31, 2000 there were 153,048,820 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued as of that date that has a bid and ask price quoted in a public market. The aggregate market value of the common stock held by non-affiliates computed by reference to the closing bid price for the Common Stock as quoted by the NASD OTC-Bulletin Board market as of May 31, 2000 was approximately $34,163,620.

         The Private Securities Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Certain information included in this Form 10-K (as well as information included in the Exhibits) contains statements that are forward looking, such as those relating to consummation of the transaction, anticipated future revenue of the companies and success of current product offerings. Such forward looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward looking statements.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Exhibits 2.01, 3(i), 10.6 and 10.8 filed with Form 8-K filings have been incorporated by reference.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     E-Pawn.Com, Inc. was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E- Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.Com, Inc. Its wholly-owned subsidiary E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complimentary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

         E-Pawn.Com, Inc. is a publicly traded company (Trading Symbol: "EPWN"). Its corporate offices are located in Coral Springs, Florida. On June 14, 2000, the Securities and Exchange Commission suspended trading of the Company's common stock for 10 trading days. The Commission stated that it took this action because it had questions about the disclosure of the persons in control and about certain market activity. The Commission also issued subpoenas to the Company and to affiliates of the Company in connection with its investigation. The Company has provided the Commission with information in response to its inquiry. The action of the Commission did result in loss of listing on the NASD OTC Bulletin Board, and through September 15, the Company's stock has prices quoted only in the National Market Quotation "pink sheets." The Company has made application to the NASD for relisting on the OTC Bulletin Board.

         The Company's business model is based on expanding through acquisition of companies that can be efficiently integrated into the Company and that can use the Company's e-commerce system and network to add value. The Company intends to expand globally with acquisitions in major economic markets. The target companies will likely be complementary to the Company's domestic operating companies. The Company will add the power of the Internet to the businesses it acquires, and then it will take the knowledge and expertise that it develops in one market and share that knowledge and expertise with its subsidiary and affiliated companies in other markets.

         The Company's success in executing its business strategy rests on identifying companies that can benefit from the technology and network which the Company offers. Because of the adverse market conditions for the Company's stock arising from the Commission trading suspension and the indictment of the Company's president for alleged securities law violations, the Company has had certain of its transactions terminated by parties. The uncertainty surrounding the Commission action has limited the Company's sources for new capital. The Company believes that the restoration of the listing on the OTC Bulletin Board, and the launch of new ventures with the Ubuynetwork.com brands, such as Ubuyhomes.com and Ubuymortgages.com, will confirm the validity of the Company's business model and will allow for continued expansion.

INTERNET AND E-COMMERCE INDUSTRY AND MARKETS

         The way in which business organizations interact with their employees, suppliers, contractors and customers is undergoing significant change. To a great extent, these changes have been evolving for a decade in response to intensified competitive dynamics in many industries. Many of these changes are the result, in part, of technological advancements and, in part, of globalization.

         In recent years, the rate of change has accelerated because of the widespread use of the Internet. The word "e-commerce" is being generically used to describe the environment in which organizations are interacting with their trading partners and customers. Increasingly, the Internet is used as the backbone for a growing number of back office functions, from internal communications to commercial transactions with suppliers and customers. As the Internet matures, companies are discovering more ways to leverage Internet-based technology within the enterprise and the extended trading communities - the world - in which they participate. As a low-cost method of distribution and marketing, the Internet, in sheer size and power, transcends all other mediums and methods. Moreover, it levels the playing field in terms of pricing by making available to consumers everywhere, products and services from almost anywhere - and at virtually the same prices as in the local market.

         The rush to build and operate Web-based systems is placing enormous stress on today's networking and communications infrastructure. By 2002, International Data CORPORATION (IDC1) projects that Internet users should number more than 300 million, up from 10 million in 1998. In addition, B2B e-commerce, currently the fastest growing sector of e-commerce, is expected to exceed $179 billion by 2001. To facilitate this growth, companies are rapidly extending and upgrading their Internet and networking infrastructures. This growth will, in turn, spawn the development of new industries and products, and will unite consumers the worldwide. E-Pawn.Com is well positioned to benefit from this explosion.

         E-BUSINESS, a name trademarked and sponsored by IBM Global Services, has also come into using generically, and it signals the emergence of innovations in product and services offerings. Capital spending on Internet and e-commerce services represents the highest growth of any industry since the Internet because a commercial factor in the marketing horizons of the corporate world. IDC estimates that the worldwide demand for Internet services, which amounted to roughly $7.4 billion in 1998, will grow to more than $43.6 billion by the year 2002. These figures represent a 5-year compounded annual growth rate
(GAGR) of 57% for the 5-year period 1997 to 2002. Much of this growth is related to the increased sophistication of Internet-based projects, which are driving organizations to seek outside technology assistance from companies such as E-Pawn.Com. Meanwhile, the product and service providers have been expanding their markets and marketing opportunities through strategies developed by Internet savvy companies like E-Pawn.Com.

         Analysts have grouped the Internet exchange revenue sources into three general categories: recurring subscription and maintenance fees (known as "real estate" participation); commissions on each transaction ("revenue sharing"); and equity stakes in the Internet exchange companies and the companies capitalizing on the Internet exchange (revenue/equity bundle). All forecasts predict a huge payoff. The gartner group2, the consulting firm, has forecast that total business-to-business (B2B) transactions (i.e., the value of good and services) alone will rise from $145 billion in 1999 to $7.3 trillion in 2004; taking a nominal estimation of only 0.25 percent (one quarter of a point) of that figure in transaction fees would yield nearly $20 billion in annual revenue, with more growth to come. The big payoff will be in the equity of the companies that are active participants. An analyst for WARBURG DILLON READ3 has suggested that there is at least a trillion dollars in market capitalization to be created in Internet and e-commerce services and exchange providers in the next few years. E-Pawn.Com will be one of the players, and it intends to command a high premium because of its service and position.

         1 IDC IS A LEADING PROVIDER OF INFORMATION TECHNOLOGY DATA, INDUSTRY ANALYSIS AND STRATEGIC AND TACTICAL GUIDANCE TO BUILDERS, PROVIDERS AND USER OF INFORMATION TECHNOLOGY. IDC IS BASED IN FRAMINGHAM, MASSACHUSETTS AND MAINTAINS OFFICES IN MORE THAN 40 COUNTRIES AROUND THE WORLD.

         2 GARTNER IS A WORLD LEADER IN PROVIDING BUSINESS TECHNOLOGY RESEARCH, CONSUMER AND MARKET INTELLIGENCE, CONSULTING, CONFERENCES AND DECISION-MAKING TOOLS, WITH MORE THAN 80 LOCATIONS AROUND THE WORLD

         3 WARBURG DILLON READ IS THE INVESTMENT-BANKING ARM OF UBS AG, SWITZERLAND'S LEADING BANK. IN ADDITION TO ITS CORE BUSINESSES -- DEBT AND EQUITY FINANCE, ADVISORY SERVICES, RISK MANAGEMENT, SECURITIES AND FOREIGN EXCHANGE, AND RISK MANAGEMENT -- WARBURG DILLON READ PROVIDES PRODUCTS, EXECUTION, AND TRANSACTION PROCESSING FOR OTHER DIVISIONS WITHIN UBS

STRATEGIC ALLIANCES

         Through strategic acquisitions, mergers and partnering, E-Pawn.Com is expanding by offering the use of its e-commerce applications and marketing strategies as the contribution to the enterprise. The almost universal acceptance of the internet as a de facto standard of communications has spawned new market opportunities everywhere. E- Pawn.Com can assist in increasing revenues and profits by improving the visibility of businesses in the marketplace, and by reducing commercial operating costs by using the Internet as a system of distribution.

GROWTH STRATEGY

         The primary business objectives of the Company are to:

         o Identify and pursue market opportunities and acquisitions that facilitate corporate growth at an overall rate of 300% or better over the next five years.

         o        Deliver products and services that are competitively priced.

         o        Produce above average returns  on  sales  and  assets  through
                  effective    cost     management,    functional   integration,
                  consolidation, and economies of scale.

         o Establish joint ventures, strategic business relationships, and develop specialized marketing opportunities that leverage the Company's capabilities.

         o Provide a solid professional environment that will create growth opportunities for management and employees.

         To achieve the critical mass necessary to compete successfully in the domestic and global market, E-Pawn.Com plans to grow by acquiring, consolidating and integrating businesses with complimentary products, skills, services, and management. The Company focuses on acquiring the operating companies with revenues and assets, not Internet service providers. The Company's goal is to combine its Internet expertise and assets with the conventional business. The Company describes this model as a merger of "Clicks with Bricks." As a rule, acquisition candidates will have a focus in one or more of the business segments the Company is pursuing, an operating history of at least three years, demonstrated potential for growth, and an experienced management team.

THE E-PAWN.COM BUSINESS MODEL

         The E-Pawn.Com model is designed to provide businesses with an enterprise-class Internet e-commerce application software that is functionally comprehensive. E-Pawn.Com has developed the business model to allow for the expansion that will result after the acquired companies start to benefit from an e-pawn.com management infrastructure and from E-Pawn.Com's e-commerce sales chain process, distribution channels and network. To expand its global enterprise opportunities, new acquisitions in major economic markets must be complementary with current operating companies. E-Pawn.Com's value is to expand product and services availability through its Internet-based distribution channels. By adding the power of the Internet to the businesses it acquires, it will also take the knowledge and experience that it develops in one market and transfer that knowledge and experience to its subsidiaries and affiliated companies in other markets.

          Although business initially focused on facilitating and conducting transactions between businesses over the Internet, a number of companies more recently have focused on facilitating a wide variety of business-to-consumer transactions. These companies typically use the Internet to offer standard products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase. Items that qualify include books, compact discs, videocassettes, automobiles, home loans, airline tickets and online stock trading. The Internet gives these companies the opportunity to develop relationships with customers from a central location without having to make the significant investments normally required in traditional retail such as building local retail stores, managing a worldwide distribution infrastructure or developing the printing and mailing infrastructure associated with traditional direct marketing activities. Follow up service comes from online catalogs and instruction manuals.

         E-Pawn.Com's business model intends to profit greatly by building a large database that will be mined for other business opportunities. The Company will adhere to industry standards for privacy and the use of confidential customer information. The Company has adopted a Privacy Policy, and this is posted on the Company websites.

         E-Pawn.Com intends to acquire companies in industries which respond to Internet marketing strategies, and it will engage in a selective process of spinning off certain of these companies to the shareholders of E-Pawn.Com, and its publicly-held subsidiaries and affiliates. E-Pawn.com has adopted a strict formula for selecting target companies for acquisition and joint ventures. Among the criteria and standards applied by E-Pawn.Com are:

         o        an operating history of at least three years
         o        potential for rapid growth ; and
         o an experienced management team that will remain with the acquired company after acquisition.

         The  E-Pawn.Com   business  model  combines  the  two  potent  business
elements: (i) Internet-based auction sites for consumer and B2B sales, and (ii) online marketplaces and exchanges through its ubuynetwork.com umbrella.

                       E-Pawn.Com , Inc. Website Overview

 E-Pawn.Com           UBuy Network           Big Ticket World         Bazoo2000

 Pawn Shop            ubuyhomes.com          Spotlight of the         E-Designz
 Auctionline                                 Month

E-Pawn Store          ubuysportsline.com     BTW Auctions             E-Commerz

Stockholders          ubuycomics.com         BTW For Sale             E-Projectz
Forum

Swap Page             ubuydigital.com        BTW Clubs                E-Portalz

EZ-Lovers             + 271 additional       Wanted Board
                      UBuy Domains

Fantastic Vacations                          Message Board

Help-u-Build                                 Guest Book

King Brothers
Sports Picks

Chatroom Directory
105 Domains

THE AUCTION SITES

         E-Pawn.Com offers multiple auction sites, which are patterned on the eBay model. E-Pawn.com auction sites are designed to provide an efficient, online trading community for the exchange of goods and services between businesses (B2B) and, where appropriate between businesses and consumers (B2C). Access to the trading floor will be free, but E- Pawn.Com expects to earn substantial fees from every aspect of its trading activities.

         Individuals and businesses will use E-Pawn.Com auction sites to buy and sell items in more than 2,000 categories: from automobiles and collectibles to antiques, sports memorabilia, computers, books, and jewelry. As a leading person-to-person trading site, buyers will want to trade on E-Pawn.Com because of the large number of items available. Sellers will be attracted to E-Pawn.Com to conduct business where there are large numbers of buyers. As a leading business-to-business trading site, businesses find E-Pawn.Com an ideal place for the interchange and exchange of goods and services.

         E-Pawn.Com different auction sites execute the transaction by the temporal matching of buyers and sellers, and by matching prices to levels of supply and demand. Auction formats may be divided into three main types:

O REGULAR AUCTIONS. E-Pawn.Com began its website as a regular auction site, and it is in the process of expanding its interactive auction or exchange format as its management and fulfillment support components become more integrated. Sellers have the opportunity to post an offer, and buyers can bid on it.


O BULLETIN BOARDS. A central online meeting place for fragmented buyers and sellers. Sellers post offers and buyers bid on these offers through basic e-mail or traditional fax and phone. The bidding period is not defined, and bidders are not aware of competing bids.

O REVERSE AUCTIONS. Buyers post requests to purchase in a structured format, and sellers bid for the supply of goods or services. This format is especially attractive for the Small, Medium Enterprise (SME) market because it allows multiple buyers to form groups to negotiate greater discounts from a growing number of suppliers.

         The auction format works best in industries that either are trading redundant, time sensitive products or are involved in selling specialized goods and services, e.g., second hand equipment, not saleable returned goods, media space, return loads, or construction equipment. Auction models often work across multiple products or industries and typically in closed or pre-qualified marketplaces. All buyers benefit from a broader supply base, lower search and transaction costs, and more dynamic pricing. All sellers benefit from broader customer access, lower transaction costs and a better understanding or market pricing.

         E-Pawn.Com auction sites have been designed to address the dynamics of the above mechanisms and market demands. E-Pawn.Com sites are based upon the traditional wide spectrum bulletin board auction model, and the Bigticketworld.com and Ubuynetwork.com sites use a more advanced "branded" auction model. All web sites successfully attract their respective clients because they are user friendly, dynamic and attractive sites with the latest in sound, video and display features. The visitor to an E-Pawn.Com site will want to stay and browse. The sites also provide unlimited opportunity for linking visitors to other associated sites; as the site network expands, the Internet Content Provider becomes an Internet portal.

THE BIGTICKETWORLD.COM SITE.

         Items more than $100,000 in value or asking price are placed on the Bigticketworld.com site. This site features items ranging from specialty cars, boats, castles, estate items to jewelry and B2B commerce, and offers private auction facilities to members. The site receives special promotion as a specialty area, and it has numerous regular features such as monthly interviews with personalities from the world of business, art and sports. It also offers member discounts to events and functions around the globe. As of today, Bigticketworld.com has listed millions of dollars worth of items. The curious and the wealthy are attracted to this site, which then leads them to the other sites in the network.

UBUYNETWORK.COM

         E-Pawn.Com's principal source of revenues and profits is the network of operating companies that operate under its ubuynetwork.com umbrella and brand names.

         E-Pawn.Com has already registered more than 400 domain names for websites of which almost two thirds are "ubuy" names, such as: publishing (ubuypublishing.com), real estate (ubuyhomes.com), automobiles (ubuycars.com), jewelry (ubuyjewelry.com). As of May 31, 2000, the Company is the registered owner of the following domain names:

HELPUBUILDSERVICES.COM                                PLATINUMRESORTSUK.COM
EZLOVER.NET                                           GREATTUNES.COM
PAWNSHOPAUCTIONLINE.NET                               WORLDWIDEWEBDESIGNERS.COM
PAWNSHOPAUCTION.NET                                   VCGLTD.COM
PAWNSHOPAUCTIONLINE.COM                               ABCCHATROOM.COM
FREECOUPONDISCOUNTS.COM                               ABCNEWSCHATROOM.COM
E-PAWN.NET                                            ACCOUNTANTSCHATROOM.COM
E-PAWNINC.COM                                         AIRFORCECHATROOM.COM
EPAWNINC.COM                                          ALGORECHATROOM.COM
E-PAWNMALL.COM                                        ALIENCHATROOM.COM
E-PAWN.COM                                            AMERICANLEGIONCHATROOM.COM
SWAPPAGE.COM                                          ARMYCHATROOM.COM
SWAPPAGE.NET                                          ARTCHATROOM.COM
BREAKABOOKIE.COM                                      ATTORNEYSCHATROOM.COM
SPACEPORT2000.COM                                     BABYLON5CHATROOM.COM
BIGTICKETWORLD.COM                                    BASEBALLCHATROOM.COM
SCHOOLSPOTLIGHT.COM                                   BASKETBALLCHATROOM.COM
SCHOOLSPOTLIGHT.NET                                   BATTLESTARCHATROOM.COM
SCHOOLSPOTLIGHT.ORG                                   BEARSCHATROOM.COM
KINGBROTHERSSPORTSLINE.COM                            BEATLESCHATROOM.COM
KIDZS.COM                                             BETTINGCHATROOM.COM
GIRLZS.COM                                            BIBLECHATROOM.COM
BOYZS.COM                                             BRITISHOPENCHATROOM.COM
TOYZS.COM                                             CBSCHATROOM.COM
BAZOO2000.COM                                         CBSNEWSCHATROOM.COM
WEBCARTZ.COM                                          CBSSPORTSLINECHATROOM.COM
EPWN.NET                                              CNBCCHATROOM.COM
CLUBPLATINUMUK.COM

CNNCHATROOM.COM                                         SPORTSBOOKCHATROOM.COM
CNNNEWSCHATROOM.COM                                     STANLEYCUPCHATROOM.COM
CAMPAIGN2000CHATROOM.COM                                STARTREKCHATROOM.COM
CAMPINGCHATROOM.COM                                     STARWARSCHATROOM.COM
CHERCHATROOM.COM                                        STUDENTSCHATROOM.COM
CHURCHCHATROOM.COM                                      SUPERBOWLCHATROOM.COM
COMPUTERCHATROOM.COM                                    SWAPPAGECHATROOM.COM
DANMARINOCHATROOM.COM                                   TEACHERSCHATROOM.COM
DEMOCRATCHATROOM.COM                                    USOPENCHATROOM.COM
DENNISRODMANCHATROOM.COM                                VFWCHATROOM.COM
DERRICKJETERCHATROOM.COM                                VWCHATROOM.COM
DIVINGCHATROOM.COM                                      VETERANSCHATROOM.COM
DOCTORSCHATROOM.COM                                     WALLSTREETCHATROOM.COM
DODGERSCHATROOM.COM                                     WEBCHATROOM.COM
ELVISCHATROOM.COM                                       WIMBLEDONCHATROOM.COM
FISHINGCHATROOM.COM                                     WORLDSERIESCHATROOM.COM
FOOTBALLCHATROOM.COM                                    WWFWRESTLINGCHATROOM.COM
FORDCHATROOM.COM                                        XFILESCHATROOM.COM
GEORGEWBUSHCHATROOM.COM                                 YANKEECHATROOM.COM
GOLFCHATROOM.COM                                        UBUYACCOUNTING.COM
GOTTICHATROOM.COM                                       UBUYADVERTISING.COM
HOWARDSTERNCHATROOM.COM                                 UBUYAIRCHARTER
HUNTINGCHATROOM.COM                                     UBUYAIRCRAFT.COM
HUSTLERCHATROOM.COM                                     UBUYANTIQUES.COM
INDY500CHATROOM.COM                                     UBUYANYTHING.COM
INTERIORDESIGNCHATROOM.COM                              UBUYAPPLIANCES.COM
INVENTORSCHATROOM.COM                                   UBUYART.NET
INVESTORCHATROOM.COM                                    UBUYARTSUPPLIES.COM
JESSEVENTURACHATROOM.COM                                UBUYAUCTIONS.NET
JESUSCHATROOM.COM                                       UBUYAUCTIONLINE.COM
JOBSEARCHCHATROOM.COM                                   UBUYAUTOINSURANCE.COM
JOKECHATROOM.COM                                        UBUYAUTOPARTS.COM
LOVERSCHATROOM.COM                                      UBUYAUTOS.COM
MSNBCCHATROOM.COM                                       UBUYAUTOS.NET
MADONNACHATROOM.COM                                     UBUYBALLOONS.COM
MERCEDESCHATROOM.COM                                    UBUYBANDS.COM
MICROSOFTCHATROOM.COM                                   UBUYBANKING.COM
MUSICIANCHATROOM.COM                                    UBUYBARBECUES.COM
NBCNEWSCHATROOM.COM                                     UBUYBEARS.COM
NFLCHATROOM.COM                                         UBUYBEAUTYSUPPLIES.COM
NHLCHATROOM.COM                                         UBUYBEDDING.COM
NASCARCHATROOM.COM                                      UBUYBEDS.COM
NAVYCHATROOM.COM                                        UBUYBEER.COM
PAMELAANDERSONCHATROOM.COM                              UBUYBOATS.COM
PENTHOUSECHATROOM.COM                                   UBUYBONDS.COM
PILOTSCHATROOM.COM                                      UBUYBOOKS.COM
PLAYBOYCHATROOM.COM                                     UBUYBOOKS.NET
POKEMONCHATROOM.COM                                     UBUYBOWLING.COM
PRINCESSDIANACHATROOM.COM                               UBUYBRANDS.COM
PROFESSORSCHATROOM.COM                                  UBUYBRANDS.NET
REALTORSCHATROOM.COM                                    UBUYBRANDS.NET
REPUBLICANCHATROOM.COM                                  UBUYBRITISHFOOD.COM
RICKYMARTINCHATROOM.COM                                 UBUYBUILDER.COM
ROLLLINGSTONECHATROOM.COM                               UBUYBURGERS.COM
ROLLSROYCECHATROOM.COM                                  UBUYCANDLES.COM
SAILINGCHATROOM.COM                                     UBUYCANDY.COM
SECRETARIESCHATROOM.COM                                 UBUYCANDY.NET
SINATRACHATROOM.COM                                     UBUYCARD.COM
SKYDIVINGCHATROOM.COM                                   UBUYCARD.NET
SOAPOPERACHATROOM.COM                                   UBUYCARDS.COM
SOFTWARECHATROOM.COM                                    UBUYCARDS.NET
SPACECHATROOM.COM                                       UBUYCARDSERVICES.COM
SPACEPORTCHATROOM.COM                                   UBUYCARDSERVICES.NET

UBUYCARINSURANCE.COM
UBUYCARPET.COM
UBUYCARS.COM
UBUYCARS.NET
UBUYCASKETS.COM
UBUYCASUALTYINSURANCE.COM
UBUYCDPLAYERS.COM
UBUYCDS.COM
UBUYCEDARHOMES.COM
UBUYCELLPHONES.COM
UBUYCHAINS.COM
UBUYCHARMS.COM
UBUYCHEESE.NET
UBUYCHEESECAKE.COM
UBUYCHICKEN.COM
UBUYCHINESEFOOD.COM
UBUYCHOCOLATE.COM
UBUYCIGARS.COM
UBUYCLASSICCARS.COM
UBUYCLEANING.COM
UBUYCLEANINGSERVICES.COM
UBUYCLEANINGSUPPLIES.COM
UBUYCLOCKS.COM
UBUYCLOSEOUTS.COM
UBUYCOFFEE.COM
UBUYCOFFEE.NET
UBUYCOINS.COM
UBUYCOINS.NET
UBUYCOLLECTIBLES.COM
UBUYCOMICS.COM
UBUYCOMPUTERS.COM
UBUYCONDONS.COM
UBUYCOOKIES.COM
UBUYCOOKWARE.COM
UBUYCOPIERS.COM
UBUYCOSMETICS.COM
UBUYCREDITCARD.COM
UBUYCROCODILES.COM
UBUYCRUISES.COM
UBUYCYCLES.COM
UBUYDECOR.COM
UBUYDENTISTS.COM
UBUYDIAMONDS.COM
UBUYDISCOUNTBROKER.COM
UBUYDISCOUNTBROKERS.COM
UBUYDOCTORS.COM
UBUYDOLLS.COM
UBUYDRUGS.NET
UBUYEARRINGS.COM
UBUYEDUCATION.COM
UBUYELECTRONICS.NET
UBUYEMPLOYMENT.COM
UBUYENTERTAINMENT.COM
UBUYEQUIPMENTLEASING.COM
UBUYEVERYTHING.COM
UBUYFABRIC.COM
UBUYFACTORING.COM
UBUYFANS.COM
UBUYFASHIONS.COM
UBUYFILM.COM
UBUYFIRSTCLASSBEARS.COM
UBUYFISHING.COM
UBUYFLOORCOVERING.COM
UBUYFLOWERS.COM
UBUYFLOWERS.NET
UBUYFORECLOSURES.COM
UBUYFRANCHISES.COM
UBUYFREIGHT.COM
UBUYFRUIT.NET
UBUYFURNITURE.NET
UBUYGARDENSUPPLIES.COM
UBUYGEMS.COM
UBUYGENERICDRUGS.COM
UBUYGERMANFOOD.COM
UBUYGIFTS.COM
UBUYGIFTS.NET
UBUYGOLD.COM
UBUYGOLF.NET
UBUYGOLFCLUBS.COM
UBUYGOLFEQUIPMENT.COM
UBUYGOURMETCOFFEE.COM
UBUYGOURMETCOFFEE.NET
UBUYGREEKFOOD.COM
UBUYGROUP.COM
UBUYGUITARS.COM
UBUYGUNS,COM
UBUYHANDBAGS.COM
UBUYHARDONS.COM
UBUYHEADHUNTERS.COM
UBUYHEALTHCARD.COM
UBUYHEALTHFOOD.COM
UBUYHEAVYEQUIPMENT.COM
UBUYHOLDINGS.COM
UBUYHOMEBUILDER.COM
UBUYHOMEIMPROVEMENTS.COM
UBUYHOMEINSPECTIONS.COM
UBUYHOMES.COM
UBUYHORSES.COM
UBUYINDIANFOOD.COM
UBUYINSURANCE.NET
UBUYINTERNETSERVICES.COM
UBUYINVESTMENTS.COM
UBUYITALIANFOOD.COM
UBUYJANITORIAL.COM
UBUYJAPANESEFOOD.COM
UBUYJETBOATS.COM
UBUYJETS.COM
UBUYJEWELRY.COM
UBUYJOBS.COM
UBUYJUNKYARD.COM
UBUYKANGAROOS.COM
UBUYKOALABEARS.COM
UBUYKOALAS.COM
UBUYKOREANFOOD.COM
UBUYKOSHERFOOD.COM
UBUYLAWNMOWERS.COM
UBUYLEASING.COM
UBUYLEGAL.COM
UBUYLEGALSERVICES.COM
UBUYLIFEINSURANCE.COM
UBUYLINEN.COM
UBUYLINENS.COM
UBUYLISTS.COM
UBUYLOANS.COM
UBUYLOANS.NET
UBUYLOGHOMES.COM
UBUYLOYALTYCARD.COM
UBUYLOYALTYCARD.NET
UBUYLUGGAGE.COM

UBUYMAILINGLISTS.COM
UBUYMATTRESSES.COM
UBUYMEDIA.NET
UBUYMEDICALCARD.COM
UBUYMEDICALSUPPLIES.COM
UBUYMEDICINE.COM
UBUYMEMORABILIA.COM
UBUYMOBILEPHONES.COM
UBUYMODELHOMEFURNITURE.COM
UBUYMORTGAGES.COM
UBUYMOTORHOMES.COM
UBUYMP3.COM
UBUYMUFFLERS.COM
UBUYMUTUALFUNDS.COM
UBUYNECKLACES.COM
UBUYNETWORK.COM
UBUYNETWORK.NET
UBUYOFFICESUPPLIES.COM
UBUYONCREDIT.COM
UBUYORGANS.COM
UBUYPAGERS.COM
UBUYPANDABEARS.COM
UBUYPANDAS.COM
UBUYPARTYSUPPLIES.COM
UBUYPAWN.COM
UBUYPENDANTS.COM
UBUYPERFUME.COM
UBUYPETS.NET
UBUYPETSUPPLIES.COM
UBUYPHARMACEUTICALS.COM
UBUYPIANOS.COM
UBUYPIZZA.COM
UBUYPORN.COM
UBUYPOWERTOOLS.COM
UBUYPRETZELS.COM
UBUYPRINTING.COM
UBUYPRODUCTIONS.COM
UBUYPRODUCTIONS.NET
UBUYPROMOTIONS.COM
UBUYPROMOTIONS.NET
UBUYREALESTATE.NET
UBUYRELIGIOUSJEWELRY.COM
UBUYRINGS.COM
UBUYROLLERBLADES.COM
UBUYROSES.COM
UBUYRUGS.COM
UBUYRX.COM
UBUYSECURITIES.COM
UBUYSEEDS.COM
UBUYSEEDS.NET
UBUYSHOES.COM
UBUYSILVER.COM
UBUYSNOWMOBILES.COM
UBUYSOCCER.COM
UBUYSOFTWARE.NET
UBUYSPORTSLINE.COM
UBUYSPORTINGGOODS.COM
UBUYSTAMPS.COM
UBUYSTOCK.COM
UBUYSTOCK.NE
UBUYSTOCKS.COM
UBUYSUNGLASSES.COM
UBUYSURPLUS.COM
UBUYSWEETS.COM
UBUYTEDDYBEARS.COM
UBUYTENNIS.COM
UBUYTENNISBRACELETS.COM
UBUYTEXTILES.COM
UBUYTHAIFOOD.COM
UBUYTSHIRTS.COM
UBUYTICKETS.COM
UBUYTICKETS.NET
UBUYTIMESHARE.COM
UBUYTIRES.COM
UBUYTITLEINSURANCE.COM
UBUYTOURS.COM
UBUYTOYS.COM
UBUYTOYS.NET
UBUYTRAVEL.COM
UBUYTRAVEL.NET
UBUYTROPHIES.COM
UBUYTRUCKS.COM
UBUYTRUCKPARTS.COM
UBUYTVS.COM
UBUYVACATIONS.COM
UBUYVIDEOS.COM
UBUYVITAMINS.COM
UBUYWALLABIES.COM
UBUYWATCHES.NET
UBUYWHATEVER.COM
UBUYWIDGETS.COM
UBUYWINE.NET
UBUYYACHTS.COM
UBUYYARN.COM

         The Company's primary business objective is to acquire and operate existing private and public companies in certain of these Internet and market areas, and to further enhance the value in each company through a combination of internal growth and acquisitions. Areas that grow significantly in revenues and profits may eventually be spun off to operate as separate companies in which all E-Pawn.Com shareholders may receive a stake through stock dividends. Because the Internet is a 24 hours-a-day, 7 days-a-week operation that projects into the domestic and international arena, E-Pawn.Com is aiming to acquire and develop businesses on all the continents and significant economic regions of the world.

         E-Pawn.Com plans to launch new company ventures using its e-commerce services and Ubuy branding in the following areas:

         o        Residential and commercial real estate
         o        Jewelry design and manufacturing
         o        Commercial Printing and design services
         o        Infomercial productions
         o        Digital recording and production technologies

         E-Pawn.Com seeks strategic partners that are small to medium size businesses that do not have the financial capability to develop Internet infrastructure and to compete with the larger Internet leaders such as Amazon, CDNow, Egghead and others. E-Pawn.Com intends to promote entrepreneurship within its ranks - keeping each operating company or group nimble and aggressive, seeking out changing market needs and responding efficiently TO CUSTOMER DEMANDS. IN SHORT: AS CLIENT'S NEEDS CHANGE, SO WILL E-PAWN.COM. By consolidating the responsibility for human resource planning, compensation, benefits, finance, accounting, and certain other administrative tasks at the corporate level, the operating entities will be free to pursue their core competencies and the delivery of excellent customer support. The objective is greater efficiency at all levels.

         The E-Pawn.Com business strategy is to build its core business around niche products and services that lend themselves readily to Internet-based marketing and distribution, and e-commerce methods. E-Pawn.Com will focus on incorporating the following market SEGMENTS AND INDUSTRIES INTO ITS BUSINESS MODEL THROUGH ITS UBUY branding:

         o        Automobiles                      o        Accessories
         o        Collectibles                     o        Sports memorabilia
         o        Digital products                 o        Books, tapes and CDs
         o        Music





EXPANSION BY ACQUISITIONS

         During the fourth quarter of fiscal 2000 ending May 31, 2000, the Company engaged in an active program of seeking candidates for acquisition and investment for its Ubuy network and for launching new business lines supported by its Internet marketing. The Company signed letters of intent and engaged in many due diligence reviews of companies in businesses and industries such as jewelry manufacturing, printing, publications, specialty product marketing, music and entertainment, freight forwarding, novelties, sports memorabilia, consumer smart cards, employment and staffing services, and prepaid legal insurance. The Company authorized the issuance of almost 100 million shares to effect the transactions. However, most of the transactions were not completed because of numerous factors, including the lack of capital, issues discovered during due diligence review, incompatibility of business approaches, changes in the market value of either the Company's stock or the stock of the target company, and the trading suspension issued by the SEC among other things. In all instances, except the Shopper's Online, the Company and the target amicably terminated the negotiations and contractual arrangements, and the Company recovered and cancelled the shares.

         The Company reached an agreement with David McKenna of Dublin, Ireland to purchase the shares of Marlborough International, Plc., a publicly traded company, in the employment and staffing services industry. The shares represented approximately 45% of the outstanding shares. The Company and Marlborough and Mr. McKenna reached an agreement to cancel the agreements, and Mr. McKenna arranged to purchase 500,000 restricted shares of the Company's common stock for $100,000. This transaction was completed in July 2000.

UBUYHOMES.COM, INC.

         In April 2000, the Company entered into an agreement with the shareholders of Home Realty & Investment Corp., Inc. ("Home Realty") to acquire 80% of the outstanding stock of the Home Realty. Home Realty is a full service real estate brokerage and marketing company focusing on the residential market in the South Florida Atlantic Coast region. The company was organized in 1994. It has two offices, and it plans to open offices in every major market in the region. The Company closed the transaction in July 2000, and Home Realty will be consolidated in next year's operations.

         The Company intends to have Home Realty develop a real estate marketing strategy using the Ubuyhomes.com brand and Internet banner. The website will be a tool in the marketing program, and the Ubuyhomes.com website will be linked to all other sites in the uBuy network and E-Pawn.Com universe of domain names. The sites for this portal will be engaged in active cross selling. Visitors to one site can browse the other sites, and these contacts will likely lead to buyer interest. In addition, the website will offer Home Realty the chance to present other promotions to attract visitors which will be more economic than the typical marketing inducements which have low return on marketing expenditures.

CELEXX CORPORATION

         The Company made a substantial investment in CeleXx Corporation of Boca Raton, Florida (herein referred to as "CeleXx") during April 2000. The Company arranged for the contribution of 1,000,000 shares of the Company's free trading stock to CeleXx, for 1,000,000 shares of CeleXx common stock to be given to the Company. The agreement provided for additional investment in the form of exchanges of common stock of each company. The Company intended for CeleXx to provide technical support, and management and administrative services. Prior to obtaining a budget and a mutually acceptable management services agreement, CeleXx announced that it was terminating all association with the Company in July 2000. CeleXx also demanded the immediate return of $500,000 that was advanced to the Company in April 2000. The Company filed a lawsuit against CeleXx and its chairman, Douglas H. Forde, who was also a former chairman and director of E-Pawn.Com, Inc. The Company is seeking specific performance and other relief. See Item 3 - Legal Proceedings and Note 3 of the Notes to Consolidated Financial Statements.

         The unavailability of CeleXx to perform these services will cause the Company to rely on other contract providers and professional advisors for the support.

SOFTWARE PRODUCTS

         E-Pawn.Com uses software from conventional vendors under license, and it has developed its own proprietary software for special applications. The Company will take the conventional products and adapt or customize the programs to serve the applications for the Company. The Company and its website management company, Worldwide Web Designers, Inc., employ a group of consultants and programers who adapt and write the software for specific applications. The designs employ all of the tools required for presentation of appealing and useful commercial sites, including color, animation, video, and audio features. The Company intends to update and enhance the features and functionality of its programs in order to provide top of the line service and products to its customers and visitors. The programs are compatible with all of the primary Internet browsers and fully functional with WebTV, which is an important viewing medium outside the United States.

         The Company has developed proprietary software programs for certain key e- commerce applications. The following programs are offered for license:

         STOREFRONT MANAGER

         The Storefront Manager is a basic package of tools necessary for the presentation and operation of an e-commerce website. The package is directed to the SME business and commercial user. A website employing this package can handle thousands of products or units with text and graphics or pictures. The program is easy to use and install, and the commercial operator can control and change the site without any knowledge of programing languages and techniques. The operator can customize the site for its special purposes. The package includes automated listing of items, search tools, banner ads, buying and selling tools, pricing and discounting, administration and calculations of subsidiary costs such as taxes and shipping, e-mail verification and other online transaction verification modules. The program can be integrated and merged into an existing website or used as a stand-alone site. The software is currently written for use in six languages. The Company has a standard storefront package using this software which can be supplied to a customer ready to use by simply selecting the color, font and logos. The Company will license the software to third parties and to its subsidiaries and affiliates in the domestic and international markets.

         ONLINE AUCTION PROGRAMS

         E-Pawn.Com has developed proprietary packages of online auction software programs which allow for private, reserve, reverse, sealed-bid and regular auction formats. The Company has obtained under license software that includes programs which permit Flash and Dutch auctions. The programs are customized for use with other Company programs. The programs allow sellers to choose auction parameters including duration, minimum bid, bid INCREMENT, AND PAYMENT METHODS AND TERMS. THE COMPANY'S PAWNSHOPAUCTIONLINE offers free image hosting to sellers on Company servers. The seller has the opportunity to display before putting the item on the block. The Company's auction programs provide an easy-to- use interface with an intuitive site architecture. The programs have many search function tools which allow for searches by categories, products, name brand, price, and others. The software is compatible with most of the Internet browsers in use today.

         ONLINE PROJECT MANAGEMENT

         The Company has secured the exclusive license for a Web-based project management program. This program will provide the user with instant access to the status of projects.

The users can enter new projects, add tasks to projects, enter assignments to individuals within tasks, update assignments, and provide instructions and notes to assignments, tasks and projects. The principal advantage of the Company's program over conventional project administration programs is that it is Web-based, and not confined to a closed network or platform. Users will be free to view the status of the project online through the Internet from anywhere, by hand-held medium, telephone, or laptops. All information is updated through the Internet. An important advantage of the Company's program is that it is based on "Thin- Client Technology" which eliminates the need to install anything on the client side in order to access and run the program. Therefore, the administrator is not concerned about adding new users and dealing with incompatible systems or hardware. Users and administrators can track current and completed projects. Projects can be subdivided and team members can track the progress on different components of a projects and the work of individual members. Communication is enhanced by integration of e-mail which has multiple distribution and security characteristics.

         These applications can be viewed at www.bazoo2000.com.

GLOBAL EXPANSION PROGRAM

         E-Pawn.Com intends to develop the E-Pawn.Com concept around the world through the Global Partner Program. The first of these programs was finalized with an affiliated Swiss company Asset Investment Management (1984), S.A. in May 2000. Asset Investment Management, a 16-year old asset management company based in Switzerland, has agreed to establish and operate the E-Pawn.Com business model in Austria, Switzerland, Norway, Denmark and Sweden. The Company has organized two subsidiaries in the United Kingdom, namely, e-Pawn.co.uk Plc and Ubuynetwork.co.uk Plc. Neither subsidiary had any operations through May 31, 2000. However, the Company intends to install operations using the E-Pawn.Com business model in these subsidiaries. The companies have been organized to have the ordinary shares traded in public markets.

         As networking, Internet access, and advanced communications systems become cheaper and more commonplace, E-Pawn.Com's target market will shift to encompass virtually every country in the world that has access to the Internet and a base of users.

         Today, the fastest growing markets for the Internet are in Latin America, the Caribbean, and Western Europe (source: IDC). The rate of growth in these emerging markets is projected to increase exponentially over the first quarter of the 21st century. To position itself to benefit, E-Pawn.Com is establishing ties and aligning itself with established partners and service providers across the United States, Europe, the Caribbean and Latin America. By expanding its geographical base, E-Pawn.Com will be better able to serve its clientele across the United States and around the world, and will stand to benefit from new and expanding technologies without regard for their origin or source.

MARKETING PLAN

         The Company is aware that marketing is likely to be the biggest determinant to the Company's success. Until the Internet-using-public is aware of its presence, E-Pawn.Com will be utilizing the following strategies to bring viewers and customers to its sites:

         o Targeted advertising on various Internet networks such as Yahoo and Excite.

         o Radio commercials

         o Direct mail advertising

         o Infomercials

         After there is a public awareness and recognition, the Company believes the attraction of viewers to its portal will be self-sustaining.

COMPETITION

         Competition among providers of online personal trading and auctions, storefronts and other e-commerce platforms is a new, rapidly evolving and intense. The Company expects competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. The Company's strategy of acquiring companies that function as commercial enterprises in specific markets means that the competition is not always another online auction provider or e-commerce site. The competition will be with companies offering similar goods and services to that of the acquired company. Depending on the industry or application, E- Pawn.com currently or potentially competes with a number of companies serving particular categories of goods and services. Broad-based competitors include the traditional stores and distributors as well as emerging online retailers. These include Wal- Mart, Sears, Costco, Buy.com, AOL.com, Yahoo!shopping, and MSN.

         Additionally, the Company faces competition from various online auction sites including: Amazon.com, the Fairmarket Auction Network (a auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! Auctions and a large number of other companies using an auction format for consumer-to-consumer or business-to-consumer sales.

         Some current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than E-Pawn.Com does. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well-financed companies. As a result, some of the Company's competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than the Company is able to do. Increased competition may result in reduced operating margins, loss of market share and diminished value of the E-Pawn and Ubuy brands. Some of the Company's competitors have offered services for free and others may do this as well. The Company may be unable to compete successfully against current and future competitors.

         Although the Company may have substantial competition, the flexibility which it has through its size and chain of command with management, means the Company can react quickly and seize opportunities which present themselves without long and tedious bureaucratic processes. In addition, the Company has the ability to raise capital because of its access to public capital markets.

ITEM 2.  PROPERTIES.

         The Company has leased approximately 1500 square feet of executive offices for its corporate headquarters in an office tower in Coral Springs, Florida. The Company has prepaid the rent for two years. The Company owns or leases all the computer equipment and servers required for the operation of its business. The Company has no debt associated with the equipment and furnishings, except for desks and chairs which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

         On June 14, 2000, the Securities and Exchange Commission suspended trading of the Company's common stock citing questions about the adequacy of disclosures about controlling shareholders. The trading suspension lifted after 10 business days, and no further public administrative action has occurred involving the Company. In another action on June 14, 2000, the United States Department of Justice indicted Eli Leibowitz, the Company's President and Director, and Leslie Greyling, the husband of Anne Greyling, who controls Swiss Arctic Traders Ltd. and LaSalle Holdings Ltd. which are each controlling shareholders of the Company. These relationships had been disclosed. The United States charged the defendants with wire fraud, securities fraud and conspiracy to commit wire and securities fraud and commercial bribery.

         The commission issued subpoenas in connection with the investigation styled in the matter of certain microcap securities to the Company and affiliates of the Company. These included certain of its directors, and the Company has provided the information requested. The investigation is ongoing and the Company will cooperate with the inquiry. Although the Company was not charged in the Department of Justice action, and the Company had no association whatsoever with the persons involved in the criminal conduct highlighted by the federal authorities in its news conference announcing the action, the inclusion of the trading suspension in the same release and the general references made by the authorities to manipulation of Internet stocks by those charged, caused almost all of the media from around the world to associate the Company with organized crime, which the Company denies. Only a few news sources accurately reported that the trading suspension had nothing to do with the story concerning Microcap Fraud involving organized crime. As a result of the confusion associated with the government agencies' news releases and the misleading headlines, the Company and its management have been subjected to numerous inaccurate and erroneous rumors and stories in the financial press, news press, by financial commentators and on the Internet message boards. These stories and the other events have caused certain transactions which the Company was pursuing to be terminated and certain transactions to be withdrawn. Management of the Company believes that the Company and its shareholders have been damaged by the persons who caused the false and misleading reports to be made which led to the adverse consequences, including a substantial decline in the market value of the Company's stock. The Company will evaluate the legal rights and remedies which it may have against those that caused this damage. The ultimate outcome of the aforementioned investigation cannot presently be determined.

     On August 1, 2000, the Company filed a lawsuit in the Circuit Court of the 15th Judicial Circuit, Palm Beach Count, State of Florida. The case is styled E-Pawn.com, Inc. v. Celexx Corporation and Douglas H. Forde, Case No. CL007436AN. The lawsuit alleges causes of action for breach of contract, fraud and breach of fiduciary duty.

The Company is seeking damages, specific performance, and an injunction. A material claim in the lawsuit is the failure of CeleXx to complete the transaction which was called for in the Investment Agreement between the Company and CeleXx made on March 10, 2000, as amended on April 3, 2000. The Company received 1,000,000 shares of common stock of CeleXx in exchange for 1,000,000 shares of free trading common stock of the Company, and CeleXx advanced $500,000 to the Company in connection with the transactions associated with the Investment Agreement. CeleXx has made demand for the return of the $500,000, and it has demanded rescission of all of the agreements between the Company and CeleXx and return of the stock that was exchanged.

                  On June 14, 2000, the Company received a notice that Shopper's Online, Inc. and Freebees, Inc. intended to cancel the agreements between the Company and each of these respective companies. The Company had entered into an agreement with the owner of these companies to acquire 19% of the outstanding shares of each respective company in exchange for two million shares of the Company's common stock and a payment of $100,000. In addition, the two companies entered into a management agreement with the Company to perform management services for a fee of $10,000 per month. The stipulated value of the stock exchange was $3.1 million. The Company delivered the shares and the funds and performed all terms and conditions required of it under the agreement. The Company's counsel made demand for full restitution and charged the companies and their principal, William C. Martucci, with violation of the Florida Civil Theft law, which may allow the Company to recover treble damages plus attorneys' fees. No response to the demand has been received within the required abatement period, which expired on August 25, 2000. The Company has authorized counsel to file the lawsuit against all persons who participated in the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ending May 31, 2000. On July 7, 2000, the shareholders holding more than 90 percent of the voting shares of the Company consented in writing to certain action in lieu of a meeting. The action taken by the shareholders was the election of Edward O. Ries, Alison Madej and Jennifer Martin as directors of the Company. In addition, the shareholders consented to the appointment of Steve Bazsuly as the proxy to vote the Company's shares of CeleXx Corporation at a special meeting of that company. On July 10, 2000, shareholders holding over 90 percent of the voting shares consented in writing to the Rescission Agreement between the Company and Loyalty Holdings Limited.

         The Company has set a special meeting of shareholders for October 30, 2000. Notice of the meeting and a proxy will be filed on September 22, 2000 and mailed to shareholders of record. The agenda for the meeting will include the election of directors, the appointment of the Company's independent auditor for fiscal 2001, and the approval of the 2000 Stock Plan.

         The solicitation of the consent of the controlling shareholder, Fortuna Holdings Limited, whose vote on any issue will cause the approval of that issue, will be made through the proxy that will be filed with the Commission pursuant to Regulation 14A.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has traded over-the-counter and quoted on the OTC NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "EPWN" since February 29, 2000 through May 31, 2000. The Company previously traded under its former symbol "WITD." The Company traded under this symbol since 1995. The following table represents the range of the high and low bid prices of the Company's stock as reported by the NASDAQ Trading and Market Services for the fiscal quarter for the fiscal year ending May 31, 2000. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions or actual transactions.

            QUARTER ENDED                                   HIGH            LOW

         August 31, 1999                                  $ .04            $ .02

         November 30, 1999                                $ .03            $ .02

         February 29, 2000                                $2.75            $ .02

         May 31, 2000                                     $9.13            $ .81

         As of May 31, 2000, the Company had approximately 5000 stockholders of record of the Company's common stock although the Company believes that the number of stockholders is significantly larger because many firms hold shares on behalf of many beneficial owners.

DIVIDENDS

         The Company has never paid cash dividends on its stock, and it anticipates that it will continue to retain any future earnings to finance the growth and expansion of its business. The Company may elect to issue stock dividends from its subsidiaries and investments.

QUOTATIONS

         Through May 31, 2000, the Company's common stock was quoted on the OTC Bulletin Board. Under the rules, a company must be current with its filings in order to maintain the listing on the OTC Bulletin Board. If the company sustains a period of delinquency or if the NASD believes that information required by Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, as amended, is not adequate, its listing may be removed from the OTC Bulletin Board, in which case the company will move the listing to the National Quotations Bureau's Pink Sheets. This move, if made, may adversely affect the market in the Company's stock. The Company has provided disclosures required by Rule 15c2-11. See Item 3 - Legal Proceedings and Note 2 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Company has not presented a comparative columnar table of selected financial data because the present Company has had only one year of operations, pursuant to the reverse acquisition with E-Pawn, Inc. in February 2000. The Company divested its former assets and operations in February 2000 when it spun off its Caribbean International Corporation subsidiary to its shareholders. See Note 1 of the Notes to Consolidated Financial Statements. The Company acquired E- Pawn, Inc. in February 2000 in a reverse acquisition. The consolidated financial statements that have been presented are those of E-Pawn, Inc., which was incorporated on May 26, 1999, and it had no predecessors. The Company, therefore, has had only one year of operations in its present form, and historical financial statements for prior years are not appropriate for comparative purposes. The Consolidated Statement of Operations at page F-5 and Consolidated Statement of Cash Flows at page F-7 with the accompanying Notes to Consolidated Financial Statements present fairly and accurately the Company's financial condition. See also Item 7 and Item 7A following in this Annual Report for discussion of the results of operations and factors affecting the Company and its financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         E-Pawn.Com, Inc. is an applications service provider and holding company for shares of companies that it serves and services. The Company has developed sophisticated software for networking and providing e-commerce platforms for selling products and services through the Internet. The Company uses its technological assets in conjunction with its marketing programs to add value to companies. E-Pawn.Com, Inc. and its other affiliates customarily make an investment in the companies to which it provides services in certain markets.

         The Company shed all of its previous operations when it spun off the shares of Caribbean Holdings International Corporation in February 2000 to the shareholders of the Company. The Company had generated net losses and a substantial deficit from its previous operations. The operations following the conversion to its present business in February 2000 have continued to generate net losses. Following its acquisition of E- Pawn, Inc., the Company has used its available cash resources to reinstate the Company as a public company and to build and maintain the infrastructure to be a substantial participant in the Internet industry. The Company has used some of its cash to facilitate acquisitions of shares of target companies, which should assist the Company in developing revenue and profits. Management believes that the Company will require continuing cash infusions from private and public sources using its debt and equity capital resources, although the Company will avoid incurring debt which it cannot service from operations. The sale or use of additional shares of the Company's capital stock will result in dilution of its stockholders. There is no assurance that the Company will be able to secure the additional financing on acceptable terms from any source. The present controlling shareholders have contributed the working capital necessary to sustain operations when funds were not available from other sources. The continued operation of the Company and its ability to reach the goals of expansion and growth will be at risk until its capital resources from internal and external sources are more definite and diverse.

RESULTS OF OPERATIONS

         FISCAL YEAR 2000

         During the period, E-Pawn.Com, Inc. was a development stage enterprise and accordingly, engaged in limited operations. The company generated revenue of $7,400 for the fiscal year ended May 31, 2000.

         Operating expenses during this period were $1,290,000, which consisted primarily of internet expense paid of $250,000, legal and accounting fees of $100,000, consulting services of $460,000, and a legal settlement of $190,000.

         Depreciation and amortization of $9,800 was expensed for fiscal year ended May 31, 2000. The Company intends to depreciate its furniture and equipment and its intangible assets on a straight-line basis over a period of 5 years, which is the estimated period that the assets will likely benefit the Company. Management will review the Company's carrying value periodically. If the value is less than originally determined and the value must be lowered, the Company may suffer a charge against earnings and a shortening of the asset life.

         Through May 31, 2000, the Company and its subsidiaries have sustained substantial operating losses that may be offset against future taxable income through the year 2018. A substantial amount of the carryforwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change" such as a change in control occurs.

FACTORS AFFECTING OPERATING RESULTS

         The focus of the Company's operations during fiscal 2000 has been acquisitions and capital formation. The Company must continue to maintain the website infrastructure which is the primary asset which attracts acquisition candidates. The acquisition program has placed, and will continue to place, a significant drain on management's time and operational resources. When the Company acquires a company or asset, the Company must continue to infuse time and funds to integrate the acquired company and to install the systems necessary to manage the business and finances for the acquired company. There is no guarantee that the acquired company will make a successful transition, and if the acquired company should fail, the Company may be required to write off the amount of the investment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated most of its cash requirements from private placements and advances by major shareholders. At May 31, 2000, the Company had $ 7,000 cash on hand. During the three months following the acquisition of E-Pawn, Inc., the Company received cash of $700,000, of which $500,000 was advanced by CeleXx Corporation and $200,000 was from the proceeds from issuance of common stock. The cash was used for operations and investments.

         The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of approximately $1,280,000 has a working capital and a total stockholder's deficiency of $1,950,000 and $258,000 respectively, which creates a substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The principal shareholder has indicated a willingness to continue to fund the operating expenses for the foreseeable future although there is no assurance that such shareholder will continue to do so. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

         After May 31, 2000, the Company agreed to acquire all of the Class A Preferred Stock held by Swiss Arctic Traders Ltd for a promissory note in a principal amount of $1 million. The note will bear simple interest at 10% per annum and payments will be interest only payable monthly and principal and unpaid accrued interest will be due in five years. Fortuna Holdings Limited entered into an agreement to acquire substantially all of the common stock of the Company held by Swiss Arctic Traders. The Company may try to sell the Preferred Stock in return for assumption of the note and other consideration flowing to the Company.

INFLATION

         Management is of the opinion that inflation in the economy has had no adverse impact on the Company's operation.

YEAR 2000 COMPLIANCE

         Management believes that it has taken appropriate steps to protect the Company's programs and systems from Y2K failures and disruptions. The Company has had no significant problem with its systems because of the failure to recognize 2000. The funds expended by the Company to manage this problem have not been material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         An investor should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to management or that it currently deems immaterial also may impair business operations of the Company. If any of the following risks actually occur, the business could be harmed. In such case, the trading price of the Company's common stock could decline, and holders of the shares may lose all or part of their investment.

LIMITED OPERATING HISTORY

         The Company in its present form as an Internet applications service provider has been doing business in this market segment since 1999. There is only a limited operating history on which an investor can base an evaluation of its business and prospects.

With a substantial portion its business classified as an online e-commerce enterprise in the early stage of development, the Company faces increased risks, uncertainties, expenses and difficulties. Although the Company intends to acquire existing companies with operating histories not directly tied to the Internet, an investor should consider an investment in the company in light of the following risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, management must do the following:

o        maintain and increase our number of registered users;

o maintain and expand the website and customer support operations at reasonable cost;

o        continue to make trading through the websites safer for users;

o        maintain and enhance the Company's brands;

o        successfully execute the business model and marketing strategy;

o        continue  to  develop  and  upgrade  the  proprietary  technology   and
         information processing systems;

o continue to refine our service to meet the needs of a changing market and competitive environment;

o        attract, integrate, retain and motivate qualified personnel.

         The Company's failure to accomplish one or more of these goals may cause the Company to have adverse financial results.

SOURCES OF WORKING CAPITAL LIMITED

         The amount and availability of capital for the Company are matters which are not always under the control of the Company. If capital requirements materially exceed the ability of the Company to meet them, then the Company must scale back its commitments and its expansion plans.

VOLATILITY OF STOCK PRICE AND LIMITED MARKET

         The Company's common stock has experienced fluctuations in price and volume during the past fiscal year. There has been a limited public market for the common stock on the electronic bulletin board and in the pink sheets. The Company has no assurance that a strong public market for the common stock will develop or continue in the future. The Company is treated as a high tech or Internet stock, and the stocks of these companies have experienced wide fluctuations in price and volume. The market price changes may not be tied to the financial performance of the company and its prospects for growth. Such factors as variations in interim financial results, comments by securities analysts, rumors on message boards, technological innovations and products employed by the Company and its competitors, and changing demands for Internet access all can affect the market price and its volatility.

ADVERSE CONSEQUENCES OF ACQUISITION PROGRAM

         If appropriate opportunities present themselves, the Company intends to acquire businesses, technologies, services or products that management believes are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where the Company may face difficulties include:

o diversion of management time (at the Company and at the acquired company) during the period of negotiation through closing and further diversion of such time after closing from a focus on operating the businesses to issues of integration and future products;

o decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

o the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and

o the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

         Management has limited experience in managing this integration process. Most of the Company's acquisitions to date have involved either privately run companies or very early stage companies, which may exacerbate these integration issues. Moreover, the anticipated benefits of any or all of these acquisitions may not be realized. Future acquisitions could result in dilution of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm the business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may cause dilution.

SYSTEM FAILURES AND ABUSES CAN HARM BUSINESS

         In the event of system failures from break down of equipment, line interruptions, overloads, power loss, weather and natural disaster, break-ins, sabotage, and general vandalism and hacker attacks can all affect the systems on which the business of the Company depends. Most of the Company's systems are run in locations away from the Company headquarters, and the equipment is under the management of third party contractors. The Company has engaged two distinct service providers in order to provide a measure of backup in the event of failure at one provider. However, the Company does not provide for complete backup and redundancy to its systems in the event of a failure from any of the above causes or those yet unforseen. In the event of a failure of service, the Company may be forced to expended unbudgeted funds to remedy the problem, and the Company may lose customers and visitors as well as damage its reputation.

The Company is also subject to damage and loss of revenue if the Company's websites are used for illegal conduct, such as selling stolen or pirated goods and the perpetration of fraudulent activities and scams. The illegal conduct conducted through the Company's websites could expose the Company to government fines and penalties, as well as civil litigation. In addition, the Company may be subjected to slander and libel attacks by unknown persons through message and bulletin boards against which the Company has little defense. In all of these instances, the reputation of the Company will be threatened, and the Company may suffer financial loss either directly or indirectly.

         The ultimate risk to the business is the failure of the Web and Internet infrastructure. Although the original concepts developed by the Department of Defense focused on survivability because of the weblike network which allows for transmission around momentary bottlenecks and breaches, the original designers did not predict the level of use which it has experienced. The network backbone must be reliable, and it requires the necessary speed, data capacity and security to make it an accepted and reliable means of communications and commerce. If the infrastructure is not able to keep up with the usage demands, it make break down or slow down thereby losing users. This result will harm the Company.

REGULATORY ACTION MAY CREATE RISKS TO BUSINESS

         As a publicly traded company, the Company is subject to federal, state and self- regulatory scrutiny and regulation of its securities and the transactions in securities. In addition, the Company and its subsidiaries may be involved in businesses which have independent licensing and regulation, such as selling wine, automobiles and real estate. In addition, the auction function is subject of regulation on the procedures in many states. The Company must comply with a vast assortment of laws and regulations, and the management's failure to comply may cause the Company loss in the form of fines and loss of the right to do certain business. The Internet business is new, and one may anticipate that it will become the subject of more regulation from state, municipal and federal authorities in the future. The increase in regulation will have a concomitant increase in costs for doing business.

          Trading in the Company's common stock was suspended by the Securities and Exchange Commission on June 14, 2000, without prior notice to the Company or an opportunity by the Company to make any explanation on matters that concern the Commission. Such action is within the regulatory purview of the Commission. This action and the announcements made in association with the action, no matter what the merit or findings, can cause damage to the Company and lower the price of the stock. Such risks are inherent in submitting the Company to the regulatory authorities enforcing the corporate and securities laws.

         The Company does not collect taxes on the transfer of goods and services and other transactions which are effected on our online facilities. These transactions may become subject to taxation on sales and use or other excise taxes. The Company has adopted a policy of collecting sales and use taxes from customers who are a resident in the state where the goods or services originate and are shipped. The United States government has issued a moratorium on the collection of sales and use taxes for e- commerce transactions, but this moratorium is for a limited period. Many taxing bodies wish to impose taxes on the transactions. In the event that a taxation scheme is implemented and enforced, the Company may be subject to adding this burden to the business, and the Company must either absorb it with loss to the Company or find a way to pass through the expense to customers. The Company would be harmed by imposition of taxes on e-commerce transactions.

RISKS ASSOCIATED WITH INTERNATIONAL TRANSACTIONS

         The Company has a plan to expand into markets throughout the world. It has formed subsidiary companies in the United Kingdom. The Company has little experience in marketing and localizing its online services in markets outside the United States, although the management team has international market experience in other industries. Management must obtain assistance to permit a successful entry into the myriad of markets worldwide. Each market will have its local consumer protection laws, local cultures, standards and policies. In addition, the Company will face local competition from persons who may understand the local market better. In order to overcome these risks to business, management must provide a superior product and superior marketing ideas, and it must engage local partners to take primary responsibility for the market.

CONTINUED GROWTH OF ONLINE COMMERCE AND INTERNET USAGE NECESSARY

         Usage of the Internet as a vehicle for person to person and business to business/consumer/government transactions is a recent phenomenon. Although it has grown exponentially over the past five years, this level of acceptance and use may not continue. Users may be turned off by fraud, loss or privacy, and costs, which will cause users to revert to more conventional marketing and commerce. Also the Company may also find that its business will be subject to seasonal and cyclical variations which will affect the ability of the Company to maintain high level of service. For example, B2B activities may be greater in the fall-spring buying seasons, and consumer trade may be greater in the summer/preschool and Christmas buying seasons. In order for the Company to meet these demands, it may have an overcapacity with servers in off periods and not enough capacity during the peak demand periods. Both over and under capacity infrastructures can have detrimental impact of the financial success of the Company.

ONLINE AND INTERNET COMMERCE SERVICE PROVIDER MARKET IS INTENSELY COMPETITIVE

         The market in which the Company competes is rapidly evolving and very competitive; and it is expected that the competition will only intensify. Barriers to entry are low, and both low budget operations and high budget major international enterprises are entering the market daily. The number of competitors in the United States may exceed 1000 when considering the breath of service markets: B2B, B2C, and B2G. Companies with strong brand identification and with enormous marketing budgets are becoming competitors. Some of our competitors have engaged in diverse and aggressive "give away" promotional campaigns, have adopted aggressive pricing at below cost, even free, services, and devote more resources to system development and improvement than the Company is able to do. Management must be innovative and creative to increase operating margins, market share, and brand identification. The Company must keep pace with rapid technological changes by evolving with the changes. In addition, the Company must develop new services, features and functions. Some of the innovations may not be accepted by the customers. To answer some of the challenges, the Company may pursue strategic relationships with other service providers. The use of third parties places these services outside the direct control of the Company, which may cause harm to the Company if the third party provides low quality service.

CONTROL OF COMPANY WITH LIMITED SHAREHOLDERS, OFFICERS AND DIRECTORS

         One shareholder, Fortuna Holdings Limited, has control over 50% of the voting of the Common and Preferred Stock. This shareholder has the ability to control the Company and direct its business and affairs, including the election of directors. The concentration of ownership and control may limit the ability of others to have influence on the affairs of the Company and may make it almost impossible, without the consent of the controlling shareholder, to change policies and direction of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         For the Annual Financial Statements see Part IV, Item 14 of this Annual Report on Form 10-K at pages F-2 through F-19.

         Selected  Supplementary  Data has not been presented except in Part II,
Item 7 and in the Quarterly Reports filed by the Company on Form 10-QSB. The last quarter of the year ending May 31, 2000 was the only time any substantial operations for the Company occurred, and comparative data with other quarters would not provide meaningful financial information on the Company. The Company did not complete any significant business acquisitions during the last quarter of its fiscal year which either audited financials or pro forma financial information is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 14, 2000, Jones, Jensen & Company, LLC advised the Registrant that it could no longer serve the Company as its independent auditor and certifying accountant. The former accountant voluntarily resigned and advised the Company that the reason for the resignation was its association with McGrady & Pullen Network. The former accountant and the Company had no disagreement or dispute about accounting policy and reports on the financial statements of Company. The former accountant returned to the Company the balance on deposit as a retainer for accounting services, and no outstanding fees are due by Company to the former accountant. The withdrawal was amicable and the former accountant advised that it would cooperate with the successor accountant.

         The Company's accountants' reports, and consolidated financial statements for the year ending May 31, 2000, are filed with this Form 10-K, and the two years ending May 31, 1999 and 1998 were filed on Form 10-KSB, on April 24, 2000. Such reports, which have been issued by the Company's current accountants, are modified as to uncertainty with regards to the Company's ability to continue as a going concern. The accountants' report for the year ended May 31, 2000 also contains explanatory paragraphs with regards to certain lawsuits and an SEC investigation of the Company.

         The Company does not have a separate audit committee. The Board responded to the voluntary withdrawal of the former accountant by engaging the firm Feldman Sherb & Co.,P.C. of New York, New York, as its principal certifying accountant and independent auditor.

         At no time during the three most recent fiscal years through May 31, 2000, has the Company received any notice of disagreement or "reportable events" with the former accountant as described in Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table presents the directors and executive offices who are serving and have served during the period covered by this Annual Report, and persons nominated for positions during the coming year. The table includes the name, age, position and time of service. The term of office is open until the date of resignation or removal. Below the table is a description of the business experience, family relationship and involvement in legal proceedings associated with the persons listed.

                                                                    Resignation/
          Name    Age   Position                    Elected              Removal
          ----    ---   --------                    -------              -------
Eli Leibowitz     55    Director, President and     October 1996       June 2000
                        Chief Financial Officer

Anne M.E.         45    Director                    June 1997       January 2000
Greyling
Vaughan Dabbs     47    Director                    June 1997       January 2000
David Lerger      38    Director                    June 1997       January 2000
Clinton Greyling  25    Director and
                        Vice President              January 1998       June 2000
Mary Duncan       45    Secretary                   July 1996           May 2000
Ray Winter        57    Director                    April 2000         July 2000
Doug H. Forde     57    Director and CEO            April 2000         July 2000
Jennifer Martin   52    Director and Secretary      May 2000
Alison Madej      30    Director and Vice President July 2000
Edward O. Ries    62    Director and CEO            July 2000
Albert Reynolds   68    Advisory Director           February 2000
T.A. Forde        58    Advisory Director           May 2000

         Eli Leibowitz is a licensed Certified Public Accountant with practice experience in all areas of finance, administration, management and taxation. He is self-employed as a financial consultant providing financial consulting and temporary Chief Financial Officer services to client companies. Mr. Leibowitz served as Corporate Controller for LMT Steel Products, Inc., of Hoboken, New Jersey, and from 1985 to 1988 he was a Division Controller for Masco Industries, Inc., a New York Stock Exchange company. He was a Senior Accountant for the international accounting firm, Grant Thornton.

         Anne M.E. Greyling is a business executive and the controlling shareholder of LaSalle Group, Ltd., a Cayman Island company which is the controlling shareholder of the Company directly and through its ownership of Swiss Arctic Traders Ltd. She has been an officer and director of numerous companies engaged in real estate development involving hotels, timeshares, apartments, commercial projects and condominiums throughout the Caribbean and

Europe. She is the mother of Clinton Greyling, a director, and she is married to Leslie Greyling, who has given consulting services to the Company in the past.

         Vaughan Dabbs, D.C. is the Director of Operations at the Spine and Rehabilitation Center. From 1988 to 1998 he served as President of Oswego Spine and Rehabilitation Center.

         Clinton Greyling is a director and President of Caribbean International Holdings Corporation, a subsidiary of the Company. Mr. Greyling has been engaged in the real estate marketing and development business in the United States and the Caribbean Basin. He is the son of Anne M.E. Greyling, a director.

         Mary Duncan has served as Corporate Secretary since 1996, and she has served in the same capacity for several public companies.

         Ray E. Winter is an executive with broad experience with companies engaged in the telecommunications and computer graphics industry. During the 1980s, he led a team that managed a 13-country electronic information service in the ITT Group. He has owned several companies involved in the computer graphics industry. In recent years he has been engaged in establishing companies that provide services for telecommunications networks. His work in this field led him to develop the Internet based smart card program that the Company acquired in conjunction with Loyalty Card Holdings.

         Douglas H. Forde is the Chairman of CeleXx Corporation as well as the Chairman of E-Pawn.Com, Inc. He was a tax specialist and management consultant for KPMG Peat Marwick. He as served as a corporate controller at McGraw-Hill Corporation, and he was a manager and director of divisions involved in Financial Policy and Capital Planning at Xerox Corporation.

         DIRECTORS ELECTED AFTER MAY 31, 2000

         Mr. Ries has broad experience managing companies involved in manufacturing, marketing, finance and services. He has served as an officer and director of public and private companies. Following the completion of the sale of assets of a private Ohio company in which he was a principal and an executive, Mr. Ries plans to move to Florida where he will become directly involved in the operations and administration of the Company.

         Ms. Madej has been serving as the manager of public and investor relations since May 1, 2000. Previously, she was involved in the administration of an employee owned medical and health services company in the Tampa Bay region, and she served as a director of the Florida ESOP Association. She is a licensed real estate salesperson in Florida and a registered physical therapist assistant. She is the daughter of Steven Bazsuly, a controlling person of the Company.

         Ms. Martin was a founder of E-Pawn, Inc. which the Company acquired in January 2000. She is the President of Worldwide Web Designers, Inc., which has a Consulting Agreement with the Company to manage the Company's Internet websites. Ms. Martin has extensive experience with companies involved in finance, marketing and merchandising with emphasis on directing international business programs for her associated companies. Her work during the last three years has been focused on development of Internet marketing programs.

         ADVISORY DIRECTORS

         The position of Advisory Director was created to attract experienced business persons who will give advice without taking on the commitment of regularly working on the business of the Company. The present Advisory Directors are residents of Ireland. The Directors have provided the Company with counsel and advice on expansion in Europe and other international markets.

         Mr. Albert Reynolds is a former Prime Minister of the Republic of Ireland. He is the Chairman of a privately held family business in the pet food business, C&D Pet Foods, Co. During his public service, he has served as the Minister of Post and Telegraphs and as the Minister of Transport for Ireland. In his service as Minister of Post and Telegraph he guided the redevelopment of the telecommunications infrastructure for Ireland. In addition to his national service, Mr. Reynolds served on numerous European Commission committees and boards.

         Mr. T.A. Forde is a trading consultant with a base of operation in Dublin, Ireland. His work has been primarily directed to assisting companies in developing international trade. He has work extensively in Africa and the Middle East. The companies that he has advised have been involved in the construction, heavy machinery, vessel and aircraft, hospital equipment and telecommunications industries. In the past five years he has worked on investments and capital formation for client companies.

ITEM 11.  EXECUTIVE COMPENSATION.

         During the period of this Annual Report, the Company provided no compensation to directors for serving in that position.

         Effective on January 1, 1997, the Company entered into an employment agreement with Mr. Eli Leibowitz to serve as Chief Financial Officer for a period of five years. The agreement provides for annual compensation of $150,000 with annual increases of $10,000 as well as an option to purchase, each year, 250,000 shares of common stock at par value ($.001) plus other benefits and bonuses. Mr. Leibowitz agreed to postpone payment of his salary until the Company has obtained sufficient operational funding. Upon resignation of Mr. Joseph Logan in October 1997, Mr. Leibowitz became the President of the Company, and he continued as the CFO. During January 2000, Mr. Leibowitz agreed to accept 500,000 shares of common stock in lieu of all compensation owed to him through January 31, 2000. Also, on that day, Mr. Leibowitz, pursuant to his consulting agreement, exercised his option to purchase common stock at par value. Mr. Leibowitz purchased one million shares, representing compensation for 1997 through and including fiscal 2000. The Company did not provide any monetary compensation to Mr. Leibowitz during the period of this Annual Report.

         The Company agreed to issue and deliver to Mr. Albert Reynolds 500,000 shares of its restricted common stock as compensation for his agreeing to join the company as a consultant. The agreement was made in early February 2000.

         The Company agreed to issue to Steve Bazsuly and other consultants working with Worldwide Web Designers, Inc. the 1,844,000 shares of common stock of the Company which had been registered under an S-8 Registration Statement filed by the Company. The shares were authorized, but the Company has not as of this date issued the shares, although the contractual commitment to issue the shares arose at the time of the initial transaction between the Company and the selling shareholders of E-Pawn, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides the number of shares held by management and the directors and those persons who own more than five percent of the Company's common stock as of May 31, 2000.

NAMES AND ADDRESSES        SHARES BENEFICIALLY OWNED         PERCENTAGE OF CLASS
-------------------        -------------------------         -------------------
                             (Common Stock unless
                              otherwise indicated)

Swiss Arctic Traders Ltd      43,125,000 Common                            26.4%
c/o Anne M.E. Greyling *      50,000,000 Preferred                         50.0%
153 St. Johns Road
Tunbridge Wells
Kent, UK

Fortuna Holding Limited       50,000,000 Common                            30.6%
c/o John E.J. King **         50,000,000 Preferred                         50.0%
Charlotte House, Suite M-2
Nassau, Bahamas

Eli Leibowitz                    20,000                                    <1.0%
Eli Leibowitz, Trustee for    1,500,000
         Yonah Trust
289 Starling Road
Englewood, New Jersey

Anne M.E. Greyling*          12,995,100                                     7.9%
153 St. Johns Road
Tunbridge Wells
Kent, UK

Vaughan Dabbs ***               421,000                                    <1.0%
4269 Buckskin Lake Dr.
Ellicott, Maryland

David Lerger                     25,000                                    <1.0%
263 N. Merchants Dr.
Oswego, Il 60543

Mary Duncan                      45,000                                    <1.0%
1510 Shaker Circle
West Palm Beach, Florida

Jennifer Martin               1,000,000                                    <1.0%
2855 University Suite 200
Coral Springs, Florida

Steven Bazsuly **             5,000,000                                     3.0%
1744 Colonial
Coral Springs, Florida

La Salle Group, Ltd.          3,545,100                                     2.0%
c/o Anne Greyling *
153 St. Johns Road
Tunbridge Wells
Kent, UK

         * Anne M.E. Greyling is the ultimate controlling shareholder of Swiss Arctic Traders Ltd which holds directly approximately 27% of the common stock and has majority voting control through the Preferred Stock. Mrs. Greyling also controls LaSalle Group Ltd. She holds directly in her name 1,050,000 shares. Of the total shares listed as owned by her, 8,400,000 shares are deemed to be owned by her beneficially through her children and relatives. She disclaims beneficial ownership because each is an adult living independently.

** Fortuna Holdings Limited owns approximately 29% of the outstanding common shares and it controls half of the Preferred Stock which controls the election of the Board. Fortuna Holdings Limited is owned by the Bazsuly Family LP, for which Steven Bazsuly is the general partner. In addition, Steven Bazsuly and his wife Susan Bazsuly collectively own 5 million shares of common stock. Steven Bazsuly also controls Worldwide Web Designers, Inc. which holds 20% of Fortuna Holdings Limited. The number of shares does not include the stock plan shares which were to be issued and delivered to Mr. Bazsuly, but the Company has not executed this transaction. See Note 9 of Notes to Consolidated Financial Statements.

         *** Dr. Dabbs holds shares directly and beneficially through his professional company and through his joint tenancy with Lis Dabbs.

         On July 19, 2000, the Company was advised by Swiss Arctic Traders Ltd. that Swiss Arctic Traders, Ltd, a shareholder with more than 10% of the outstanding common shares, had agreed to sell 25 million shares of Common Stock registered in its name to Fortuna Holdings Limited, another controlling shareholder of the Company. In addition, Swiss Arctic Traders, Ltd granted Fortuna Holdings Limited an option to acquire another 15 million shares of the Company's common stock, which is currently pledged to a third party, and Swiss Arctic Traders Ltd. granted to Fortuna Holdings Limited a proxy to vote the 15 million shares of common stock. Swiss Arctic Traders Ltd. has declared that it intends to divest its interest, direct and indirect, in the Company until it holds 4.9% or less of the outstanding shares of voting stock of the Company.

         As part of the purchase agreement and the option to purchase the Company's shares granted by Swiss Arctic Traders Ltd. to Fortuna Holdings Limited, Swiss Arctic Traders, Ltd. granted to Fortuna Holdings Limited a proxy to vote 10 million shares of common stock which it owns directly and which is part of the optioned block. In addition, Swiss Arctic Traders, Ltd. has arranged for the granting of a proxy to Fortuna Holdings Limited for 13,650,000 shares of common stock which is registered in the name of third parties, but which is beneficially owned or controlled by Swiss Arctic Traders, Ltd. With the common stock owned directly by Fortuna Holdings Limited of 50 million shares and the common stock purchased from Swiss Arctic Traders, Ltd of 25 million shares and the proxy for 23,650,000 shares of common stock, Fortuna Holdings Limited controls in excess of 55% of the voting common stock and its controls 100% of the outstanding Class A Preferred Stock which has voting control. Prior to this announcement, the Company had entered into an agreement to buy back the Class A Preferred Stock held by Swiss Arctic Traders, Ltd. for a note with principal of $1,000,000 bearing interest of 10% per annum and payable, interest only over five years when the principal will be due.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Fortuna Holdings Limited is a Bahamian company in which the principal shareholder is Bazsuly Family L.P. a Florida registered limited partnership. Steve Bazsuly is the general partner. Steve Bazsuly was the founder of E-Pawn, Inc. He is also a founder and principal shareholder of Worldwide Web Designers, Inc. (WWW Designers), a Florida corporation, which consults on website design and management. Worldwide Web Designers, Inc. has a management services agreement with E-Pawn, Inc. which provides for a monthly service fee of $50,000 for WWW Designers to manage the

Company's websites. This contract was assumed by the Company at the time of the acquisition by the Company. Ms. Jennifer Martin, Secretary and Director of the Company, is President of WWW Designers.

         Vanguard Communications, Inc. ("Vanguard") is a Florida corporation owned by Steve Bazsuly. Vanguard has provided business development services to the Company for several years. It has received compensation in 1997 in the form of stock options. Vanguard has provided offices and personnel to the Company for the public relations work. As of May 31, 2000, the Company had accrued $25,000 in fees and expenses due to Vanguard.

         In April 2000, the Company arranged for Shaun Greyling, a resident of Tallahassee, Florida and the son of Anne Greyling, the controlling person of Swiss Arctic Traders, Ltd. which at the time of the transaction was a controlling person of the Company, to transfer to CeleXx Corporation 1,000,000 shares of free trading common stock of the Company. The transfer was accepted by CeleXx, and it immediately ordered the shares issued in its name. CeleXx also signed an agreement which acknowledged that the delivery of the 1,000,000 shares, and it affirmed the agreement to exchange 10 million shares of restricted E-Pawn.Com, Inc. common stock for 12 million shares of CeleXx common stock. CeleXx also advanced $500,000 to the Company in connection with the share exchange. The Company agreed to transfer to Mr. Greyling two million shares of CeleXx common stock which it was to receive as part of the transaction. The Company is awaiting the delivery of the shares by CeleXx.

         Mr. Douglas H. Forde, the President and CEO, of CeleXx agreed to serve as a director of the Company in April 2000. Later in May 2000, Mr. Forde agreed to be named chairman of the Company's Board. The Company was given notice around August 1, 2000 that he resigned from the Board effective on June 30, 2000. During the period between June 30 and August 1, Mr. Forde participated in director meetings and consented to action as a member of the Board. Mr. Forde signed the agreements between the Company and CeleXx on behalf of CeleXx. Mr. Forde solicited a proxy from the Company, and the Company granted him a proxy to vote its shares of CeleXx to increase the capital of CeleXx. The Company filed suit against CeleXx and Mr. Forde, for fraud, breach of fiduciary duty and specific performance among other things. See Item 3 - Legal Proceedings.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

         E-Pawn.Com, Inc.
         Investor Relations
         2855 University Drive, Suite 200
         Coral Springs, Florida 33065

         In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by the Company at www.sec.gov. The Company's website is located at www.E-Pawn.Com. Information contained on the Company's website is not a part of this Annual Report on Form10-K.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ................................           F-2 - F3

Consolidated Balance Sheet  . ...............................                F-4

Consolidated Statement of Operations ........................                F-5

Consolidated Statements of Stockholders' Deficit.............                F-6

Consolidated Statement of Cash Flows ........................                F-7

Notes to Consolidated Financial Statements ..................         F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT

                   To the Board of Directors and Stockholders
                       of E-Pawn.Com, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of E-Pawn.Com, Inc. and Subsidiaries (A Development Stage Company) (formerly Wasatch International Corporation) as of May 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Pawn.Com, Inc. and Subsidiaries as of May 31, 2000 and the results of their operations and their cash flows for the year ended May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company incurred operating losses of approximately $1,300,000 for the year ended May 31, 2000. Additionally, the Company had a working capital deficiency and a stockholders' deficiency of approximately $1,953,000 and $258,000, respectively, at May 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in
Note 4 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note 3 to the consolidated financial statements, the Company has filed lawsuits with respect to certain investment transactions to acquire equity interests in other companies. The Company has recorded a valuation allowance for such investments as a component of stockholders' deficit in the accompanying financial statements.

In addition, as per note 2 to the consolidated financial statements, the Company is the subject of an ongoing Securities and Exchange Commission investigation which resulted in the temporary suspension of trading of its securities and the subsequent removal of the Company's shares from trading on the NASDAQ OTC Bulletin Board. Concurrent with such suspension and investigation, the United States Department of Justice obtained indictments against the Company's President and the spouse of an affiliate of the Company alleging the commission of wire and securities fraud and the conspiracy to commit wire and securities fraud and commercial bribery. The ultimate outcome of the aforementioned investigation cannot presently be determined and no provision for any liability that may result from the investigation has been made in the accompanying financial statements.

                                                  /s/ Feldman Sherb  & Co., P.C.
                                                      Feldman Sherb  & Co., P.C.
                                                    Certified Public Accountants


New York, New York
September 8, 2000

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  MAY 31, 2000


                                     ASSETS


CURRENT ASSETS:
    Cash                                                                                            $          7,271
    Prepaid expenses                                                                                          94,475
                                                                                                      ---------------
       TOTAL CURRENT ASSETS                                                                                  101,746
                                                                                                      ---------------
FURNITURE AND EQUIPMENT (net of accumulated depreciation of $5,827)                                           23,470
                                                                                                      ---------------
INTANGIBLE ASSETS (net of accumulated amortization of $4,000)                                                 16,965
                                                                                                      ---------------
OTHER ASSETS

    Investment in CeleXx Corp.                                                                               975,000
    Advance on purchase of subsidiary                                                                        677,343
    Investment in Shoppers Online / Freebees                                                                   2,000
    Investment in Edwards / Wasatch LLC                                                                            1
                                                                                                      ---------------
       TOTAL OTHER ASSETS                                                                                  1,654,344
                                                                                                      ---------------
                                                                                                    $      1,796,525
                                                                                                      ===============


                               LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $        304,688
    Due to shareholder                                                                                     1,250,000
    Loan payable                                                                                             500,000
                                                                                                      ---------------
                 TOTAL LIABILITIES                                                                         2,054,688
                                                                                                      ---------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $10 par value; 10,000,000 shares authorized;
       no shares  issued and outstanding                                                                           -
    Preferred stock, Class A, $.10 par value; 100,000,000 shares authorized;
       100,000,000 issued and outstanding                                                                 10,000,000
    Common stock, $.001 par value; 500,000,000 shares authorized;
       153,048,820 shares  issued and outstanding                                                            153,049
    Additional paid-in capital                                                                             5,111,185
    Unrealized loss on marketable securities                                                              (3,078,000)
    Deficit accumulated during development stage                                                         (12,051,064)
    Deferred compensation related to stock issued for services                                              (393,333)
                                                                                                      ---------------
       TOTAL STOCKHOLDERS'  DEFICIT                                                                         (258,163)
                                                                                                      ---------------
                                                                                                    $      1,796,525
                                                                                                      ===============





                 See notes to consolidated financial statements.

                       E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE YEAR ENDED MAY 31, 2000


     Management fee revenue                              $                7,400


     General, and administrative expenses                             1,289,888
                                                             -------------------

Net loss                                                 $           (1,282,488)
                                                            ====================


Net loss per common share-basic and diluted              $                (0.01)
                                                            ====================


Weighted average common shares outstanding                          112,936,340
                                                            ====================




Net loss                                                 $           (1,282,488)

Other comprehensive loss -

     Unrealized loss on marketable securities                        (3,078,000)
                                                             -------------------
Comprehensive loss                                       $           (4,360,488)
                                                            ====================








                 See notes to consolidated financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                               Preferred Stock          Common Stock      Additional
                                                                                ---------------    ---------------------   Paid-in
                                                                              Shares      Amount      Shares      Amount    Capital
                                                                          ----------- -----------  ----------- ---------  ----------

BALANCE - MAY 26, 1999 (Inception)                                         100,000,00 $10,000,000  100,000,000 $100,000   $       -
   Net loss                                                                         -           -            -        -           -
                                                                          -----------  ----------  -----------  -------    ---------
BALANCE - MAY 31, 1999                                                    100,000,000  10,000,000  100,000,000  100,000           -

   Issuance of common stock for exchange                                            -           -   48,433,820   48,434           -

   Common stock issued as payment to the president of Wasatch for services
     rendered from January 1, 1997 through January 31, 2000                         -           -      500,000      500     493,500

   Common stock purchased by president of the company per consulting agreement
     at par value                                                                   -           -    1,000,000    1,000           -

   Common stock issued for consulting services issued at $2.12 per Share            -           -      125,000      125     264,875

   Common stock issued pursuant to settlement agreement
     issued at $2.12 per share                                                      -           -       90,000       90     190,710

   Common stock issued pursuant to purchase agreement with Home Realty
     Investment Corp., Inc. issued at $2.70 per share                               -           -      200,000      200     539,800

   Common stock issued for commission due in connection with acquisition
     agreement of Home Realty Investment Corp., Inc.  issued at $2.-0 per share     -           -       50,000       50     134,950

   Common stock issued for consulting services issued at $1.18 per -hare            -           -      500,000      500     589,500

   Common stock issued pursuant to purchase agreement with Shoppers Online,
     Inc. issued at $1.50 per share                                                 -           -    1,000,000    1,000   1,349,000

   Common stock issued pursuant to purchase agreement with Freebees Inc.

     issued at $1.50 per share                                                      -           -    1,000,000    1,000   1,349,000

   Common stock issued for cash                                                     -           -      150,000      150     199,850

   Unrealized loss on writedown of marketable securitites                           -           -            -        -           -

   Net loss                                                                         -           -            -        -           -
                                                                           ----------  ---------   ----------- --------- -----------
BALANCE - MAY 31, 2000                                                    100,000,000 $10,000,000  153,048,820 $153,049 $ 5,111,185
                                                                           ==========  ==========  ===========  ========  =========

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Con't)

                                                                                                Deficit
                                                                                              Accumulated
                                                                            Unrealized Loss     During
                                                                             on Marketable    Development     Deferred
                                                                               Securities        Stage      Compensation    Total
                                                                             --------------   -----------   ------------- ----------

BALANCE - MAY 26, 1999 (Inception)                                            $          -   $(10,100,000)  $          -  $       -

   Net loss                                                                              -              -              -          -
                                                                             --------------   -----------   ------------- ----------
BALANCE - MAY 31, 1999                                                                   -    (10,100,000)             -          -

   Issuance of common stock for exchange                                                 -       (668,576)             -   (620,142)

   Common stock issued as payment to the president of Wasatch for services
     rendered from January 1, 1997 through January 31, 2000                              -              -              -    494,000

   Common stock purchased by president of the company per consulting agreement
     at par value                                                                        -              -              -      1,000

   Common stock issued for consulting services issued at $2.12 per -hare                 -              -              -    265,000

   Common stock issued pursuant to settlement agreement
     issued at $2.12 per share                                                           -              -              -    190,800

   Common stock issued pursuant to purchase agreement with Home Realty
     Investment Corp., Inc. issued at $2.70 per share                                    -              -              -    540,000

   Common stock issued for commission due in connection with acquisition
     agreement of Home Realty Investment Corp., Inc.  issued at $2.-0 per share          -              -              -    135,000

   Common stock issued for consulting services issued at $1.18 per -hare                 -              -       (393,333)   196,667

   Common stock issued pursuant to purchase agreement with Shoppers Online,
     Inc. issued at $1.50 per share                                                      -              -              -  1,350,000

   Common stock issued pursuant to purchase agreement with Freebees Inc.
     issued at $1.50 per share                                                           -              -              -  1,350,000

   Common stock issued for cash                                                          -              -              -    200,000

   Unrealized loss on writedown of marketable securitites                       (3,078,000)             -              - (3,078,000)

   Net loss                                                                              -     (1,282,488)             - (1,282,488)
                                                                              ------------   ------------    -----------  ----------
BALANCE - MAY 31, 2000                                                       $  (3,078,000)  $(12,051,064)      (393,333) $(258,163)
                                                                              ============   ============    ============ ==========

                 See notes to consolidated financial statements.

                                   F-6 (Con't)

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEAR ENDED MAY 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $     (1,282,488)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                     9,827
        Common stock issued for services                                461,667
        Common stock issued in legal settlement                         190,800
     Change in assets and liabilities:
        Prepaid expenses                                                (94,475)
        Accounts payable and accrued expenses                           179,545
                                                          ----------------------
        NET CASH USED IN OPERATING ACTIVITIES                          (535,124)
                                                          ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Advance on purchase of subsidiary                                   (2,343)
     Investment in CeleXx Corp.                                          (5,000)
     Investment in Shoppers Online Inc. & Freebees Inc.                (100,000)
     Purchase of fixed assets                                           (29,297)
     Purchase of intangible assets                                      (20,965)
                                                          ----------------------
        CASH USED IN INVESTING ACTIVITIES                              (157,605)
                                                          ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                        500,000
     Proceeds from issuance of common stock                             200,000
                                                          ----------------------
        CASH PROVIDED BY FINANCING ACTIVITIES                           700,000
                                                          ----------------------
NET INCREASE IN CASH                                                      7,271

CASH - Beginning of year                                                      -
                                                          ----------------------
CASH - end of year                                     $                 7,271
                                                          ======================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:

        Interest                                       $                      -
                                                          ======================

        Income taxes                                   $                      -
                                                          ======================




     Non-cash financing and investing activities:

              Common stock issued in advance of purchase
                of subsidiary                          $                675,000
                                                          ======================
              Common stock issued for investments      $              2,700,000
                                                          ======================
              Issuance of note payable for investment
                in marketable securities               $              1,250,000
                                                          ======================








                See notes to consolidated financial statements.

                           E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEAR ENDED MAY 31, 2000


NOTE 1 - ORGANIZATION

     E-Pawn.Com, Inc. (the "Company") was incorporated in the State of Nevada on November 4, 1985 as Java, Inc. The Company changed its name to Wasatch International Corporation ("Wasatch") on September 27, 1995, and on February 28, 2000, the Company changed its name to E-Pawn.Com, Inc., pursuant to a reverse acquisition agreement with E-Pawn, Inc. The Company's principal business activity is to seek potential business ventures and assets, which may warrant investment or purchase. The Company has been a development stage company from inception.

     On November 7, 1986, the Company issued shares of its common stock to acquire Quazon Communications, Inc. ("Quazon"). In 1989, the Company ceased operations. On November 12, 1995, the Company acquired all of the issued and outstanding common stock of Graffiti Removal Systems, Inc. ("Graffiti"). Graffiti was incorporated on November 8, 1995 in the State of Utah. Graffiti's principal business was graffiti removal and consulting. In February 1997, the Company sold Graffiti to its former President in exchange for the recovery of expenses.

     Effective September 25, 1996, the Company acquired all of the issued and outstanding common stock of Caribbean Holdings International Corporation ("Caribbean") in exchange for 25 million shares of the Company's common stock. Caribbean was incorporated in the State of Florida on December 27, 1995. Caribbean is a partner in a joint venture engaged in the development and sale of recreational property in the Bahamas. On January 20, 2000, the Company's Board of Directors approved the distribution of one share of Caribbean common stock for each share owned of the Company's common stock. This action, which was effected on February 28, 2000, resulted in the transfer of substantially all of the then existing assets of the Company to the shareholders, and the Company had limited remaining liabilities.

         On January 18, 2000, the Company amended the Articles of Incorporation to provide that the authorized share capital shall be increased to a total authorized of 500 million shares of common stock, $0.001 par value, and 100 million shares of newly created Class A Preferred Stock, par value $0.10 per share. The Class A Preferred Stock has no right to dividends, but each share of Class A Preferred shall have 100 votes per share.

         On January 20, 2000, the board of directors approved the acquisition of E-Pawn, Inc.("E- Pawn"), a Florida corporation which was incorporated on May 26, 1999, from two companies, Swiss Arctic Traders Ltd. ("Swiss Arctic"), a Turks and Caicos Islands company and affiliate of the Company's then majority stockholder, LaSalle Group, Ltd. ("LaSalle"), and Fortuna Holdings Limited
("Fortuna"),  a Bahamian  company and  affiliate  of the former owner of E-Pawn.

E-Pawn is a multi-faceted Internet portal, website designer, and software developer which operates the "e- pawn.com" and "ubuynetwork" websites. Under the terms of the agreement, dated January 27, 2000, in exchange for all of the outstanding capital stock of E-Pawn, the Company issued a total of 100 million shares of restricted common stock and 100 million shares of Class A Preferred Stock of the Company, both divided equally between Swiss Arctic and Fortuna. On completion of the acquisition, a change of control occurred because the two acquiring companies, Swiss Arctic and Fortuna, acquired, respectively, 50 million shares of restricted Class A Preferred Stock which grants the holders the power to elect a majority of the directors to the board as well as 50 million shares of the Company's restricted common stock to each of the companies in exchange for all of the E-Pawn stock.

         The acquisition of E-Pawn has been accounted for as a reverse acquisition, because the former shareholders of E-Pawn own hold a majority of the outstanding common stock of the Company after the acquisition. Accordingly, the combination of the Company and E-Pawn is recorded as a recapitalization of E-Pawn pursuant to which E-Pawn is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of E-Pawn.

         The closing of the E-Pawn stock purchase transaction was subject to receipt of an independent appraisal of the value of E-Pawn and its business and assets compared to similar companies, and acceptable to the Board of Directors. The Company engaged an appraiser to prepare a report, but the report was not completed prior to the end of the fiscal year. The Company was to fund a total of $2,015,000 in working capital to E-Pawn within 180 days of the effective date of the transaction, February 28, 2000, failure of which could void the transaction by either Swiss Arctic or Fortuna. The funding was not made. However, the selling shareholders, Fortuna and Swiss Arctic, and the Company waived all contingencies and conditions in the Acquisition Agreement which would allow for rescission of the agreement for the purchase of E-Pawn by any party.

     In April 2000, the Company formed three domestic subsidiaries, Ubuynetwork.com, Inc., Ubuyhomes.com, Inc. and Ubuycard.com, Inc., and two foreign subsidiaries in the United Kingdom, E-Pawn.co.uk, Plc. and Ubuynetwork.co.uk, Plc. Such subsidiaries have yet to commence operations.

NOTE 2 - SECURITIES AND EXCHANGE COMMISSION INVESTIGATION AND
               REGULATORY ACTION

         On June 14, 2000, the United States Securities and Exchange Commission ("Commission") announced (Release No. 42938) the temporary suspension of trading of the securities of the Company. The Commission temporarily suspended trading for 10 trading days because of questions which it had about the accuracy and adequacy of publicly disseminated information concerning, among other things, the identity of the persons in control of the Company and recent trading activity in the Company's shares and whether is was related to manipulative conduct. The Commission also issued a subpoena to the Company and to affiliates of the Company as well as market makers and brokers involved in the trading of the shares pursuant to its ongoing market investigation in the matter of certain Microcap Securities (NY-6667). The Commission requested information concerning the transaction whereby the Company acquired E-Pawn, Inc. and additional information on its management, shareholders, and its public announcements. Subsequent to the trading suspension, the NASD removed the Company's shares from trading on the NASDAQ OTC Bulletin Board. The Commission admonished brokers to not trade in the shares without due diligence and reference to the disclosure requirements of Rule 15c2-11 under the Securities Exchange Act which provides for the information which must be available to brokers and dealers in order to resume quotations. The ultimate outcome of the SEC investigation on the future operations of the Company cannot be determined at this time.

         The announcement of the trading suspension and the Commission inquiry and the other events have resulted in the suspension or termination of certain transactions which the Company was pursuing. Certain parties with whom the Company has agreements have attempted to use the Commission's action as a basis for terminating certain contracts. Counsel for the Company has advised the Company's management that the Commission's action does not cancel any legal contractual relationship between the Company and third parties without express language in the contract that allows one party to take such action upon the occurrence of such an event.

         At the same time as the Commission was taking the action to suspend the trading in the Company's common stock, on June 14, 2000, the United States Department of Justice obtained indictments against Eli Leibowitz, the Company's President and Chief Financial Officer, and Leslie Greyling, the husband of Anne Greyling. Ms. Greyling is an affiliate of the Company through the ownership of Swiss Arctic and LaSalle, entities that have held controlling interests in the Company. The indictment alleges that the accused committed wire fraud, securities fraud and conspiracy to commit wire fraud, securities fraud and commercial bribery. The Company terminated the consulting agreement with Mr. Leibowitz and removed him from all positions with the Company and its subsidiaries. Counsel for the Company subsequently engaged Mr. Leibowitz to assist in the compiling of certain financial information and documentation for these financial statements for which he received compensation.

NOTE 3 - LITIGATION SUBSEQUENT TO YEAR END

A.       CELEXX CORPORATION

         On March 14, 2000, the Company announced that it had formed a strategic alliance with CeleXx Corporation (OTCBB: CLXX) ("CeleXx") under the terms of which CeleXx will provide management services, IT engineering and support service, website design and website hosting services on a fee basis under a mutually acceptable agreement. In addition, the agreement provided that the Company could purchase one million shares of CeleXx common stock at $5 per share and have an option for a period of up to one year, to acquire additional shares aggregating a market value of $50 million. The Company and CeleXx amended the agreement, and on April 5, 2000, the Company and CeleXx arranged for the delivery of one million shares of the Company's free trading common stock owned by Shaun Greyling (see note 5) for one million shares of CeleXx common stock, and that this exchange, by agreement, satisfied the condition for the purchase of the CeleXx stock at $5 per share. The agreement, as amended, also provided for, at the Company's option, an exchange of 10 million shares of the Company's common stock for 12 million shares of CeleXx's common stock. Upon completion of this exchange, the Company had the option for one year to repeat the transaction by exchanging one million shares of the Company's free trading common stock for one million shares of CeleXx' common stock and the Company could then exchange $50 million worth of the Company's common stock for $50 million worth of CeleXx's common stock with the number of shares based on the market value on the date of exercise of such option.

         The Company valued the investment of the one million shares at $1.25 (CeleXx' closing price on the date the shares were issued of $1.38 less a ten percent discount). However, as of May 31, 2000, the closing price of the stock was $1.08 and after giving effect to a ten percent discount the net was $.97 per share. The Company recorded a valuation allowance of $280,000 on such investment at May 31, 2000, leaving a value of $970,000. As of the date of this report, the quoted market price of CeleXx's stock was $.56 per common share.

         The Company exercised its option and issued the 10 million shares for the exchange on April 17, 2000, pursuant to the agreement. However, CeleXx failed to deliver the 12 million shares of its common stock and to fulfill other commitments under the agreement, and, as a result, the certificate registered in the name of CeleXx for the 10 million shares is being held by the Company pending delivery of the 12 million CeleXx shares.

         The Company made demand for specific performance, and on August 1, 2000, the Company filed a lawsuit in the Circuit Court of the 15th Judicial Circuit, Palm Beach Count, State of Florida. THE CASE IS STYLED E-PAWN.COM, INC.
V. CELEXX CORPORATION AND DOUGLAS H. FORDE, Case No. CL007436AN. The lawsuit alleges causes of action for breach of contract, fraud and breach of fiduciary duty. The Company is seeking, among other things, specific performance to have CeleXx complete the transaction which was called for in the Investment Agreement between the Company and CeleXx made on March 10, 2000, as amended in April 2000. The defendants have filed a response seeking to have the case dismissed. Following the delivery of the 1,000,000 shares of the Company's common stock from Shaun Greyling, as discussed in note 5, the Company received 1,000,000 shares of common stock of CeleXx, and CeleXx advanced $500,000 to the Company in connection with the transactions associated with the Investment Agreement. CeleXx has made demand for the return of the $500,000, and it has demanded rescission of all of the agreements between the Company and CeleXx and return of the stock that was exchanged.

B.       SHOPPER'S ONLINE, INC. AND FREEBEES, INC.

         On May 9, 2000, the Company agreed to purchase 19% of the outstanding stock in Shopper's Online, Inc. ("Shoppers"), a New Jersey based e-commerce Internet portal site, and Freebees, Inc. ("Freebees"), a New Jersey Internet marketing company, in exchange for two million shares of restricted common stock of the Company and $100,000. The Company issued one million shares of its common stock to Shoppers and one million shares of its common stock to Freebees. In addition, the Company paid $100,000 as part of the consideration for the acquisition of the shares. The Company's stock was valued at $1.35 per share,

(the Company's closing price on the date of the agreement of $1.50 less a ten percent discount). Also, each of the acquired companies engaged the Company to manage certain of its Internet and applications functions for a monthly fee of $10,000 per month in the aggregate.

         On June 14, 2000, the Company received a notice that Shoppers and Freebees intended to cancel the agreements between the Company and each of these respective companies. The Company had delivered the shares and the funds and performed all terms and conditions required of it under the agreement. Shoppers and Freebees never delivered the shares representing 19% of each company. The Company's counsel made demand for full restitution and charged the companies and their principal, William C. Martucci, with violation of the Florida Civil Theft law, and will seek to recover treble damages plus attorney's fees. No response to the demand has been received within the required abatement period, which expired on August 25, 2000. The Company has filed the lawsuit against all persons who participated in the transaction. The Company recorded a valuation allowance as of May 31, 2000 of $2,798,000 on the investment.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF  PRESENTATION  - As of May 31, 2000, the activities of the Company and its subsidiaries have had limited revenues. In addition, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of approximately $1,282,000, has a working capital and a total stockholders' deficiency of approximately $1,953,000 and $ 258,000 respectively, which creates a substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The principal shareholder has indicated a willingness to continue to fund the operating expenses for the foreseeable future although there is no assurance that such shareholder will continue to do so. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

B. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the subsidiaries, Ubuynetwork.com, Inc., Ubuycard.com, Inc., and Ubuyhomes.com, Inc. The Company distributed the shares of Ubuynetwork.com, Inc. and Ubuyhomes.com, Inc. to the Company's shareholders during April and May 2000. The Company retained the distributed shares allocated to Fortuna and Swiss Arctic, the controlling shareholders. The shares retained give the Company approximately 66% of the outstanding shares of Ubuyhomes.com, Inc. and Ubuynetwork.com, Inc. The Company held 80% of the shares of Ubuycard.com, Inc. as of May 31, 2000, and the remaining 20% was held by Loyalty Holdings Limited ("Loyalty"). Ubuycard.com, Inc. was formed to develop and market a consumer benefits smart card using technology acquired by the Company from an affiliate of Loyalty. The Company recovered the 20% share held by Loyalty pursuant to the Recission Agreement dated July 10, 2000.

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

D. CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

E. FURNITURE AND EQUIPMENT - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the various assets, ranging from three to five years.

F. NET INCOME (LOSS) PER COMMON SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For all periods presented, diluted net loss per share was the same as basic net loss per share.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and approximate fair value because of their short term maturities.

H. INCOME TAXES - Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

     Through May 31, 2000, the Company and its subsidiaries have sustained substantial operating losses that may be offset against future taxable income through the year 2018. No tax benefit has been reported in the consolidated financial statements since their realization cannot be assured. A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change," such as a change of control occurs.

I. IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At May 31, 2000, the Company does not believe that any impairment has occurred.

J. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock- Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

K. INTANGIBLE ASSETS - Intangible assets consist of domain names and are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of five years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors.

L. COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." Comprehensive income is comprised of net loss and all changes to the statements of stockholders equity, except those due to investments by stockholders, changes in paid-in-capital and distributions to stockholders

NOTE 5 - DUE TO SHAREHOLDER

         In April 2000, the Company arranged for Shaun Greyling, son of Anne Greyling, to transfer to CeleXx 1,000,000 shares of free trading common stock of the Company. The transfer was accepted by CeleXx , and it immediately ordered the shares issued in its name. CeleXx also signed an agreement which acknowledged that the delivery of the 1,000,000 shares, and it affirmed the agreement to exchange 10 million shares of restricted E-Pawn.Com, Inc. common stock for 12 million shares of CeleXx common stock. The Company agreed to transfer to Mr. Greyling two million shares of CeleXx common stock which it was to receive as part of the transaction. The Company is awaiting the delivery of the shares by CeleXx (see note 3A).

NOTE 6 - INVESTMENT IN KIWI AND EDWARDS WASATCH ENTERPRISES LLC

         The Company advanced funds in the form of Debtor In Possession ("DIP") financing to Kiwi International Airlines of Newark, N.J. ("Kiwi"), an air carrier that had filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code. The Company, in October 1996, agreed to provide a total of $1,000,000 in DIP financing to Kiwi. In November 1996, the Company along with an individual, hereinafter referred to as "Edwards", agreed to form a limited liability company, Edwards- Wasatch Enterprises LLC (hereinafter "EWE"), to which the Company assigned its right to provide Kiwi the DIP financing. Pursuant to the agreement (the "EWE Agreement"), Edwards agreed to loan up to $1,000,000 as required to fund Kiwi operations, and the Company agreed to provide up to an additional $1,000,000. (As of the date of the EWE Agreement, the Company had provided Kiwi with $100,000 of the DIP financing.)

         From November 1996 the Company held 41% of EWE, and Edwards held the balance. The Company had an option to acquire all of Edwards' interest in EWE in exchange for shares of stock of the Company. The Company had advanced approximately $1,450,000 in cash. All of the funds contributed to EWE were used to finance Kiwi.

         In February 1997, the Company delivered 4,000,000 shares of common stock to Edwards as partial consideration for his agreement to merge EWE into the Company. Edwards elected not to conclude the merger and wholly failed to perform. The Company demanded the return of all shares, and the Company issued a stop transfer order to the transfer agent. In addition, the Company issued 500,000 shares to Edwards under a consulting contract under which he was to perform certain services. No work was ever performed, and the Company may seek recovery of the shares or damages. The Company is carrying the EWE investment at the nominal amount of $1.

         On January 18, 2000, LaSalle acquired 10 million common shares from the Company in exchange for the forgiveness of debt plus interest which LaSalle had provided to finance the Kiwi Airlines transaction. In addition, LaSalle covered the ongoing expenses of the Company through January 2000. LaSalle accepted the shares, and released all debts and claims against the Company, direct and indirect. This issuance of stock resulted in LaSalle controlling approximately 52% of the total issued and outstanding common stock, prior to the acquisition of E-Pawn.

NOTE 7 - CARIBBEAN JOINT VENTURE

         On  July  10,  1996,  the  Company's  then  wholly  owned   subsidiary,
Caribbean, entered into a joint venture agreement with two individuals previously unaffiliated with the Company or any of its subsidiaries to develop, lease and sell real estate located in the Bahamas beneficially owned by those individuals. These individuals were the heirs to an estate, which was in the process of being probated. The agreement provided for net profits to be shared by Caribbean and the two individuals. The agreement also stipulated that advance payments were to be made to the two individuals toward their share of future net profits derived from lease and sale of the real estate. Pursuant to the agreement, the two individuals were paid $100,000 initially and $5,000 each per month, until the estate was completely probated. Through August 1999 a total of $493,029 was advanced pursuant to the agreement. In September 1999, the Company became aware that the Joint Venture Partners had entered into agreements with third parties and accepted advances from such parties in violation of the agreement. The Company, therefore, suspended payment of advances, and the Joint Venture partners claimed default by Caribbean of the agreement. On January 20, 2000, the Company's Board of Directors approved the spin-off of Caribbean via a stock dividend to the Company's shareholders as of February 28, 2000.

NOTE 8 - RELATED PARTY TRANSACTIONS

         In January 2000, the E-Pawn entered into a consulting agreement with World Wide Web Designers, Inc. ("WWW") to provide computer programming and website design and maintenance. WWW is owned by four individuals, one of whom is the general partner of the controlling shareholder of Fortuna, which is the controlling shareholder of the Company as of June 29, 2000, as discussed in note
13. Another WWW shareholder is an officer and director of the Company. This agreement runs through December 31, 2005, and provides for a fee to WWW of

$50,000 per month. WWW acquired 20 % of Fortuna and 20 % of Swiss Arctic in connection with the sale of E-Pawn to Fortuna and Swiss Arctic.

         During the year ended May 31, 2000, the Company engaged the services of Vanguard Communications Group Ltd. ("Vanguard") to assist in business development and general public relations. Vanguard is owned by Steven Bazsuly, an affiliate of the Company, who is the general partner of the controlling shareholder of Fortuna, which, as of June 29, 2000, is the controlling shareholder of the Company (see note 13). As of May 31, 2000, total expense for services rendered by Vanguard to the Company totaled $25,000.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

         Effective January 1, 1997, the Company entered into an employment agreement with Mr. Eli Leibowitz to serve as Chief Financial Officer for a period of five years. The agreement provided for annual compensation of $150,000 with annual increases of $10,000 as well as an option to purchase, each year, 250,000 shares of common stock at par value ($.001) plus other benefits and bonuses. Mr. Leibowitz agreed to postpone payment of his salary until the Company obtained sufficient operational funding. In October 1997, Mr. Leibowitz became President of the Company. During January 2000, Mr. Leibowitz agreed to accept 500,000 shares of common stock in lieu of all compensation owed to him through January 31, 2000. Also, Mr. Leibowitz, pursuant to his consulting agreement, exercised his option to purchase common stock at par value. The agreement allows for vesting of 250,000 options for shares per year which may be exercised at par value. Mr. Leibowitz purchased one million shares, representing compensation for 1997 through and including fiscal 2000.

         In October 1996, in connection with the Wasatch International Corporation Stock Plan and the filing of the related registration statement, the Company entered into various consulting agreements with officers, directors and consultants wherein those individuals are to provide services to the Company for a period of one year with the shares of common stock issued as sole compensation. In connection with the purchase of E-Pawn, the Company agreed to issue 1,844,000 shares, the balance of the unissued shares under the Stock Plan, to the principals of WWW, an affiliate of the Company's controlling shareholder, who were acting as consultants to the Company in connection with the transition to an Internet enterprise and conversion of online assets. These shares, although not distributed by May 31, 2000, have been valued at $.02 per share, the Company's stock price on the date of the acquisition agreement.

         The Company is a defendant in a lawsuit brought by an individual in the Orlando District Court seeking $70,000 for the purchase price and approximately $200,000 in damages in connection with the proposed purchase of a start up Internet advertising company made in November 1996. The Company has filed an answer and is defending the action. Counsel for the Company believes it has defenses to the causes of action which will be asserted. The case has been dormant and no trial date has been set.

         In February 2000, the Company settled a claim from an investor who purchased restricted common stock of the Company from a third party. The settlement agreement provided for the Company to deliver to the claimant, Solar Lane Productions Inc., 90,000 shares of restricted common stock of the Company. These shares have been valued at $2.12 per share, the stock's closing price on the settlement date. On March 8, 2000, a motion to dismiss was filed in this action.

         In February, 2000, the Company entered into a consulting agreement with an individual to provide financial advisory services for a period of two years. The agreement provides for compensation in the form of restricted common stock of 500,000 shares per year. In April 2000, the consultant received his first year's shares in full. The shares have been valued at $1.18 per share, (The Company's closing price on May 31, 2000 of $1.31 less a ten percent discount). Due to the stock being issued prior to performance of the services, the prepaid portion has been accounted for as deferred compensation. This individual also agreed to take a position as an advisory director for the Company.

         In March 2000, the Company entered into an agreement to lease office space for two years for $2,276 per month. As part of the agreement, the Company was required to prepay the entire amount. Thus, as of May 31, 2000, the Company had prepaid rent of approximately $48,000.

         The Company , along with LaSalle and the husband of an affiliate of the Company, were the subjects of civil litigation arising from a loan advanced to the Company in April 1997 by two individuals. This claim was settled in March 2000 by LaSalle for cash and shares of the Company's common stock.

         In April 2000, the Company made an agreement with Asset Investment Management (1984) S.A. ("AIM"), to form two subsidiaries, "E-Pawn.Com (Switzerland) AG" and "Ubuynetwork.Com (Switzerland) AG". Under the terms of the agreement, the Company will own 75% of all outstanding stock and AIM will own 25% of the stock of the subsidiaries. From the 75% share, the Company will reserve 24% of the shares that will be offered to investors for future funding of the subsidiaries through a private placement and an initial public offering
(IPO). The private placement will raise $1,000,000 for 4% of the outstanding stock. The IPO will issue up to the remaining 20% of the stock held in reserve. The net proceeds after recovery of the Company's and AIM's expenses of these offerings will be used to fund operations of the subsidiaries. As of May 31, 2000, these subsidiaries were formed, however, the Company has not received any stock certificates, there have not been any operations for either subsidiary nor has the private placement or IPO taken place.

NOTE 10 - OTHER ISSUANCES OF STOCK

         On February 29, 2000, the Company's Board of Directors approved the issuance of 125,000 shares of the Company's common stock to various consultants. These shares have been valued at $2.12 per share, which was the closing price of the stock on such date.

         On May 17, 2000, the Company issued 150,000 shares of its restricted common stock for $200,000 cash in a private placement to one investor.

NOTE 11 - DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         On March 5, 2000, the Company announced that it would distribute common stock of its subsidiary, Ubuynetwork.com, Inc., as a special dividend to shareholders of record as of April 18, 2000, on a two shares of Ubuynetwork.com Inc. for each share of the Company held on the record date. On March 15, 2000, the Company announced that it will distribute shares of its subsidiary, Ubuyhomes.com, Inc., as a special dividend to the Company's shareholders of record as of May 1, 2000. The shareholders of the Company on the record date will receive two shares of Ubuyhomes.com, Inc. for each of the Company's common shares held. The two controlling shareholders, Fortuna and Swiss Arctic, have agreed to waive the right to receive the dividends for Ubuynetwork.com, Inc. and Ubuyhomes.com, Inc., and the Company will retain the shares that were to be distributed to such shareholders. The Company, therefore, retains approximately 66% of the outstanding shares of the companies.

NOTE 12 - INVESTMENT IN HOME REALTY AND OTHER INVESTMENTS

         On March 9, 2000, the Company announced that it had entered into an agreement to acquire Home Realty & Investment Corp., Inc. ("Home"), a Florida full service real estate company, established in 1994. The Purchase and Sale Agreement was signed on April 17, 2000. Under the terms of the agreement, the Company would issue 250,000 shares of its common stock and $105,000 in exchange for 80% of Home's capital stock. Also, on the first anniversary of the closing date, the Company will issue an additional 250,000 shares of its common stock and an additional $50,000. The initial 250,000 shares were issued in April 2000, however, the cash payment was not made until July 2000. Therefore, the acquisition was not considered closed until the cash payment was made in July 2000. The issuance of the stock has been accounted for as an advance on the purchase of a subsidiary at a price of $2.70 per share, which represents the average closing price for the three days prior to and three days subsequent to the signing of the agreement ($3.00) less a ten percent discount.

         On June 1, 2000, contingent on the closing of the acquisition agreement, the Company entered into two employment agreements with the former owners of Home. The agreements call for annual base salaries for each employee of $100,000 per annum plus other bonuses and benefits.

         During the quarter ending May 31, 2000, the Company made several agreements and signed letters of intent with companies which provided for the acquisition of a substantial percentage of the companies' capital stock and other investment opportunities. The agreements provided for the issuance of shares of common stock of the Company and, in certain cases, a cash payment. The Company approved the issuance of 97,400,000 shares in connection with these transactions. Due to various circumstances, including the trading suspension and the indictment of the Company's former President, Eli Leibowitz on June 14,

2000, certain of the transactions were either rescinded or canceled. The stock certificates, which were being held in escrow pending the closing of the transactions, have been returned to the transfer agent and canceled.

NOTE 13 - SUBSEQUENT EVENTS

         On June 12, 2000, the Company adopted the 2000 Nonstatutory Stock Plan (the "Plan"), which allows for a maximum grant of 10 million options. The Plan will be effective for a term of ten years. As of the date of this report, no options have been granted.

         On June 29, 2000, the Company entered into an agreement to acquire the 50 million shares of Class A Preferred Stock held by Swiss Arctic. The Company agreed to redeem the stock in consideration for a promissory note in the principal amount of $1,000,000 and bearing interest at 10% per annum interest only payable monthly and the principal and any accrued and unpaid interest due in five years. The Class A Preferred Stock will secure the payment of the promissory note and the certificates will be held in escrow, but the voting rights tied to the Class A Preferred Stock will be held by a proxy given to the Board of Directors of the Company. The other holder of the Preferred Stock is Fortuna, a company that is controlled by the Bazsuly Family L.P.

         On July 16, 2000, the Company entered into a stock subscription agreement with Mr. David McKenna whereby Mr. McKenna agreed to purchase, either on his own or through his nominee, 500,000 shares of the Company's common stock at $.20 per share, or $100,000. On July 17, 2000, Aurum Nominees purchased the stock, and $100,000 was wired into the Company's account.

         On July 19, 2000, Swiss Arctic, a controlling shareholder, advised the Company that it had agreed to sell 25 million shares of Common Stock registered in its name to Fortuna, another controlling shareholder of the Company. In addition, Swiss Arctic granted Fortuna an option to acquire another 15 million shares of the Company's common stock, which is currently pledged to a third party, and Swiss Arctic granted to Fortuna a proxy to vote the 15 million shares of common stock. Swiss Arctic has declared that it intends to divest its interest, direct and indirect, in the Company until it holds 4.9% or less of the outstanding shares of voting stock of the Company. As part of the purchase agreement and the option to purchase the Company's shares granted by Swiss Arctic to Fortuna, Swiss Arctic granted to Fortuna a proxy to vote 10 million shares of common stock which it owns directly and which is part of the optioned block. In addition, Swiss Arctic has arranged for the granting of a proxy to Fortuna for 13,650,000 shares of common stock which is registered in the name of third parties, but which is beneficially owned or controlled by Swiss Arctic. With the common stock owned directly by Fortuna of 50 million shares and the common stock purchased from Swiss Arctic of 25 million shares and the proxy for 23,650,000 shares of common stock, Fortuna controls in excess of 55% of the voting common stock and its controls 100% of the outstanding Class A Preferred Stock which has voting control.

         The Company has been informed that a lawsuit has been filed against a former shareholder. The Company has not been served and believes it is not a party to the complaint.

2. Financial Statement Schedules.

         All schedules have been omitted because the information required to be set forth therein is not applicable, or is shown in the financial statements or notes thereto, or the information is otherwise included.

3. Exhibits.

         The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

         On April 18, 2000, the Company filed a Current Report on Form 8-K dated March 31, 2000 to report:

         under Item 1 (Changes in Control) that LaSalle Group Ltd. had acquired 10 million shares in exchange for debt of the Company; the Company would acquire E-Pawn, Inc., a Florida corporation, from Swiss Arctic Traders, Ltd. and Fortuna Holdings Limited for stock; and

         under Item 2 (Acquisition and Disposition of Assets) that the Company had authorized the issuance of 100 million shares of common stock and 100 million shares of Series A Preferred Stock for the purchase of E-Pawn, Inc.; that the Company would dispose of its assets by distributing a dividend to all shareholders of the stock of Caribbean Holdings International Corp.; and
         under Item 4 (Changes in Registrant's Certifying Accountant) that Jones, Jenson & Company had resigned and Feldman Sherb Horowitz & Co had been engaged; and
         under Item 5 (Other Events) that the Company had amended its Articles of Incorporation to change the name and increase the authorized capital; and approved issuance of 1.5 million shares to Eli Leibowitz the President; and approved letters of intent for transactions with Colonel's International, Inc., Homes Realty & Investment Corp., CeleXx Corporation, O'Con Enterprises, Inc., and Silverhawk Development Company; and that the Company would grant dividends of stock of its subsidiaries, Ubuynetwork.com, Inc. and Ubuyhomes.com, Inc.; and that Albert Reynolds had accepted a position as an advisory director; and the Company had a marketing agreement with Exchequer Investments Ltd. for the Company's software; and that the Company announced settlement for litigation and claims with Hans Kooring and the disposition or existence of other claimants; and
         under Item 6 (Resignations of Directors) that Anne Greyling, Vaughan Dabbs, and David Leger had resigned.
         No financial statements were required to be filed with such report.

         On May 31, 2000, the Company filed a Current Report on Form 8-K dated May 31, 2000 to report under Item 2 (Acquisition or Disposition of Assets) that the Company would make the stock dividend distribution of its subsidiaries Ubuynetwork.com, Inc. and Ubuyhomes.com, Inc.; and the majority shareholders would return their dividend shares to the Company; and that the Company had purchased 19% of Shoppers Online, Inc. and Freebees, Inc. for cash and stock; and the Company had authorized the issuance of 42,650,000 shares to complete transactions with several companies and that the shares would be held in escrow pending the closings; and the Company would enter into an agreement with Loyalty Holdings Limited on the development and marketing of a smart card; and that the Company had a marketing agreement with Marlborough International Plc.; and that the Company had a joint venture with Asset Investment Management (1984) S.A. for development of business in seven European countries; and
         under Item 6 (Change in Directors and Officers) that Raymond Winter was named a director; Douglas H. Forde was named a director and chairman; and Mary Duncan resigned as Secretary and Jennifer Martin was named Secretary; and

         No financial statements were required to be filed with such report.

                   INDEX OF EXHIBITS FILED WITH ANNUAL REPORT

Exhibit
Number          EXHIBIT DESCRIPTION



2.01* Agreement for Acquisition of E-Pawn, Inc. between Registrant and Fortuna Holdings Limited and Swiss Arctic Traders Ltd. dated January 20, 2000

3(i)** Certificate of Amendment of Articles of Incorporation filed February 23, 2000.

3(ii)           Registrant's Amended and Restated Bylaws

4               Form of Certificate for Common Stock

10.1            Consulting  Agreement  between  E-Pawn, Inc.  and  Worldwide Web
                Designers, Inc.

10.2 Lease between Registrant as Lessee and The Towers of Coral Springs LTD. as Lessor for office at Merrill Lynch Tower, Suite 200.

10.3            Registrant's 2000 Nonstatutory Stock Plan



10.4            Purchase   and  Sale  Agreement  for  stock  of Home Realty  and
                Investment Corp., Inc. between Registrant and Paul Rubeo and Peter Leon dated April 17, 2000

10.5 Employment Agreements and Addenda between Home Realty and Investment Corp., Inc. and Paul Rubeo and Peter Leon

10.6*** Investment Agreement and Amendment and Extension of Agreement between Registrant and CeleXx Corporation*

10.7 Rescission Agreement between Registrant and Loyalty Holdings Limited and Raymond Winter dated July 10, 2000.

10.8****        Agreement  between   Registrant  and  Swiss  Arctic  Traders Ltd
                providing for the purchase of the Class A Preferred Shares held by Swiss Arctic Traders, Ltd. dated June 29, 2000.

21              Subsidiaries of the Registrant

27              Financial Data Schedule

        *Filed as Exhibit A to Form 8-K filed on April 18, 2000 and incorporated herein by reference.

       ** Filed as Exhibit C to Form 8-K filed on April 18, 2000 and incorporated herein by reference.

      *** Filed as Exhibit C to Form 8-K filed on July 5, 2000 and incorporated herein by reference.

     **** Filed as Exhibit A to Form 8-K filed on July 5, 2000 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

E-PAWN.COM, INC.
(formerly Wasatch International Corporation)

BY   /S/ EDWARD O. RIES
     ------------------
         Edward O. Ries, President, CEO, and Director

Date:    September 20, 2000

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY    /S/ JENNIFER MARTIN
      -------------------
          Jennifer Martin, Secretary and Director

Date:     September 20, 2000



BY     /S/ ALISON MADEJ
       ----------------
           Alison Madej, Vice President and Director

Date:      September 20, 2000