Form 10-Q
period 2000-08-30
E PAWN COM INC
filed 2000-10-19
CIK 787496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934,  AS AMENDED (THE "ACT")

                 For the quarterly period ended August 31,2000.

[  ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE ACT

                       For the transition period from to
                                    .

                                E-PAWN.COM, INC.

    (Exact Name of Registrant as Specified in Its Charter, Referred to herein as "Company")

  NEVADA                          33-2533-LA                          87-0435741
(State or Other Jurisdiction   Commission File Number            I.R.S. Employer
of Incorporation)                                             Identification No.

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

                     Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 31, 2000 there were 153,548,820 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued as of that date that has a bid and ask price quoted in a public market.

         The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q (as well as information included in the Exhibits) contains statements that are forward looking, such as those relating to consummation of the transaction, anticipated future revenue of the companies and success of current product offerings. Such forward looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward looking statements.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        E-PAWN.COM, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS





Balance Sheet                                                          F-2

Statements of Operations                                               F-3

Statements of Cash Flows                                               F-4

Notes to Financial Statements                                    F-5 - F10

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  -----------

                                                                                            August 31, 2000
                                                                                             (Unaudited)      May 31, 2000
                                                                                           ----------------   --------------

CURRENT ASSETS:
    Cash                                                                                    $        9,174    $      7,271
    Cash held in escrow                                                                             71,725               -
    Accounts receivable (net of allowance of $37,400)                                                3,250               -
    Prepaid expenses                                                                                83,944          94,475
                                                                                           ----------------   --------------
       TOTAL CURRENT ASSETS                                                                        168,093         101,746
                                                                                           ----------------   --------------
FURNITURE AND EQUIPMENT (net of accumulated depreciation of $7,292 and $5,827)                      22,005          23,470
                                                                                           ----------------   --------------
INTANGIBLE ASSETS (net of accumulated amortization of $5,050 and $4,000)                            16,615          16,965
                                                                                           ----------------   --------------
GOODWILL (net of accumulated amortization of $12,409)                                            1,476,629               -
                                                                                           ----------------   --------------
OTHER ASSETS

    Investment in CeleXx Corp.                                                                     507,000         975,000
    Advance on purchase of subsidiary                                                                    -         677,343
    Investment in Shoppers Online / Freebees                                                         2,000           2,000
    Investment in Edwards / Wasatch LLC                                                                  1               1
                                                                                           ----------------   --------------
       TOTAL OTHER ASSETS                                                                          509,001       1,654,344
                                                                                           ----------------   --------------
                                                                                            $    2,192,343    $  1,796,525
                                                                                           ================   ==============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                   $      662,168    $    304,688
    Due to shareholder                                                                           2,040,944       1,250,000
    Loan payable                                                                                   500,000         500,000
                                                                                           ----------------   --------------
                TOTAL CURRENT LIABILITIES                                                        3,203,112       2,054,688
                                                                                           ----------------   --------------
MINORITY INTEREST                                                                                    5,268               -

STOCKHOLDERS' DEFICIT:
    Preferred stock, $10 par value; 10,000,000 shares authorized;
       no shares  issued and outstanding                                                                 -               -
    Preferred stock, Class A, $.10 par value; 100,000,000 shares authorized;
       100,000,000 issued and outstanding                                                       10,000,000      10,000,000
    Common stock, $.001 par value; 500,000,000 shares authorized;
       153,548,820 and 153,048,820 shares  issued and outstanding                                  153,549         153,049
    Additional paid-in capital                                                                   5,217,185       5,111,185
    Unrealized loss on marketable securities                                                    (3,546,000)     (3,078,000)
    Deficit accumulated during development stage                                               (12,594,938)    (12,051,064)
    Deferred compensation related to stock issued for services                                    (245,833)       (393,333)
                                                                                           ----------------   --------------
       TOTAL STOCKHOLDERS'  DEFICIT                                                             (1,016,037)       (258,163)
                                                                                           ----------------   --------------
                                                                                            $    2,192,343    $  1,796,525
                                                                                           ================   ==============


                 See notes to consolidated financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARIES

                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     For the Three Months Ended August 31,   May 26, 1999
                                                                     -------------------------------------  (Inception) to
                                                                           2000               1999          August 31, 2000
                                                                     -----------------   ---------------    ---------------

REVENUE:

    Commissions                                                      $         91,855    $        55,577    $      179,918
    Management fee                                                             30,000                  -            37,400
    Miscellaneous                                                               2,025                  -             2,025
                                                                     -----------------   ---------------    ---------------
            TOTAL REVENUE                                                     123,880             55,577           219,343

    General, and administrative expenses                                      667,755             53,172         2,054,117
                                                                     -----------------   ---------------    ---------------

Net income (loss)                                                    $       (543,875)   $         2,405    $   (1,834,774)
                                                                        ==============      =============    ==============
Net income (loss) per common share-basic and diluted                 $          (0.00)   $          0.00    $        (0.01)
                                                                        ==============      =============    ==============
Weighted average common shares outstanding                                153,215,487        100,000,000       153,059,931
                                                                        ==============      =============    ==============
Net income (loss)                                                    $       (543,875)   $         2,405    $   (1,834,774)
Other comprehensive loss -
    Unrealized loss on marketable securities                                 (468,000)                 -        (3,546,000)
                                                                     -----------------   ---------------    ---------------
Comprehensive income (loss)                                          $     (1,011,875)   $         2,405    $   (5,380,774)
                                                                        ==============      =============    ==============







                 See notes to consolidated financial statements.

            E-PAWN.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)

          CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   For the Three Months Ended August 31,   May 26, 1999
                                                                   -------------------------------------   (Inception) to
                                                                        2000               1999            August 31, 2000
                                                                   ----------------   ---------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                               $     (543,875)     $       2,405     $     (1,834,774)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Net income of minority interest                                          458                  -                  458
      Depreciation and amortization                                         14,924                  -               24,751
      Bad debt                                                              30,000                  -               30,000
      Common stock issued for services                                           -                  -              461,667
      Common stock issued in legal settlement                                    -                  -              190,800
      Amortization of deferred compensation                                147,501                  -              147,501
    Change in assets and liabilities:
      Accounts receivable                                                  (33,250)                 -              (33,250)
      Prepaid expenses                                                      23,058                  -              (71,417)
      Accounts payable and accrued expenses                                287,287                  -              452,963
                                                                   ----------------   ---------------   -------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (73,897)             2,405             (631,301)
                                                                   ----------------   ---------------   -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of subsidiary                                                (105,935)                 -             (108,278)
    Cash received from purchase of subsidiary                                9,991                  -                9,991
    Investment in CeleXx Corp.                                                   -                  -               (5,000)
    Investment in Shoppers Online Inc. & Freebees Inc.                           -                  -             (100,000)
    Purchase of fixed assets                                                     -            (24,342)             (29,297)
    Purchase of intangible assets                                             (700)                 -              (21,665)
                                                                   ----------------   ---------------   -------------------
      CASH USED IN INVESTING ACTIVITIES                                    (96,644)           (24,342)            (254,249)
                                                                   ----------------   ---------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                                     -
    Proceeds from loans payable                                                  -                  -              500,000
    Due to shareholder                                                      65,944                  -               65,944
    Proceeds from issuance of common stock                                 100,000                  -              300,000
    Contribution of capital                                                  6,500             22,280               28,780
                                                                   ----------------   ---------------   -------------------
      CASH PROVIDED BY FINANCING ACTIVITIES                                172,444             22,280              894,724
                                                                   ----------------   ---------------   -------------------
NET INCREASE IN CASH                                                         1,903                343                9,174

CASH - Beginning of period                                                   7,271                  -                    -
                                                                   ----------------   ---------------   -------------------
CASH - end of period                                                $        9,174     $          343     $          9,174
                                                                   ================   ===============   ===================




                 See notes to consolidated financial statements.

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                        ---------------------------------
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements of E-Pawn.Com, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended May 31, 2000 included in the Form 10-K for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2000, and the results of operations and cash flows for the three-month periods ended August 31, 2000 and 1999 have been included. The results of operations for the three-month periods ended August 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended May 31, 2000.

2.       ACQUISITION

         ON JULY 19, 2000, THE COMPANY ACQUIRED HOME REALTY & INVESTMENT CORP., INC. ("HOME"), A FLORIDA FULL SERVICE REAL ESTATE COMPANY, ESTABLISHED IN 1994. UNDER THE TERMS OF THE AGREEMENT, THE COMPANY ISSUED 250,000 SHARES OF ITS COMMON STOCK, WHICH WAS DISTRIBUTED IN APRIL 2000, AND $105,000, WHICH WAS PAID AT CLOSING, IN EXCHANGE FOR 80% OF HOME'S CAPITAL STOCK. Also, on the first anniversary of the closing date, the Company will issue an additional 250,000 shares of its common stock and pay an additional $50,000. The stock has been valued at a price of $2.70 per share, which represents the average closing price for the three days prior to and three days subsequent to the March 9, 2000 signing of the agreement, ($3.00) less a ten percent discount. The Company has recorded an accrual of $725,000 for the amount to be paid in July 2001 which has been included in due to stockholders on the accompanying balance sheet.

Purchase price                                        $               1,508,278
Less: Fair market value of assets acquired                              (94,122)
Liabilities assumed                                                      74,880
                                                             -------------------
Goodwill                                              $               1,489,036
                                                             ===================

On the date of closing, the Company also entered into two employment agreements with the former owners of Home. The agreements call for annual base salaries for each employee of $100,000 per annum plus other bonuses and benefits.

The following unaudited pro-forma condensed statements of operations for the three months ended August 31, 2000 and 1999 reflect the combined results of the Company and Home as if the acquisition had occurred on June 1, 1999. The pro forma amounts give effect to the appropriate adjustments for the compensation of the former owners and the amortization of goodwill.

                                                   Three Months Ended August 31,
                                         ---------------------------------------
                                             2000                      1999
                                         ----------------       ----------------
Total revenue                            $        213,230       $       191,603
                                         ================       ================
Net loss                                         (575,853)              (67,706)
                                         ================       ================
Net loss per share                                   0.00                  0.00
                                         ================       ================
Weighted average number of shares             153,215,487           100,250,000
                                         ================       ================

3.       SECURITIES AND EXCHANGE COMMISSION INVESTIGATION AND REGULATORY ACTION

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

         At the same time as the Commission was taking the action to suspend the trading in the Company's common stock, on June 14, 2000, the United States Department of Justice obtained indictments against Eli Leibowitz, the Company's President and Chief Financial Officer, and Leslie Greyling, the husband of Anne Greyling. Ms. Greyling is an affiliate of the Company through the ownership of Swiss Arctic Traders Ltd. and LaSalle Group Ltd., entities that have held controlling interests in the Company. The indictment alleges that the accused committed wire fraud, securities fraud and conspiracy to commit wire fraud, securities fraud and commercial bribery. The Company terminated the consulting agreement with Mr. Leibowitz and removed him from all positions with the Company and its subsidiaries. Counsel for the Company subsequently engaged Mr. Leibowitz to assist in the compiling of certain financial information and documentation for these financial statements for which he received compensation.

4.       LITIGATION

A.       CELEXX CORPORATION

         On March 14, 2000, the Company announced that it had formed a strategic alliance with CeleXx Corporation (OTCBB: CLXX) ("CeleXx") under the terms of which CeleXx will provide management services, IT engineering and support service, website design and website hosting services on a fee basis under a mutually acceptable agreement. In addition, the agreement provided that the Company could purchase one million shares of CeleXx common stock at $5 per share and have an option for a period of up to one year, to acquire additional shares aggregating a market value of $50 million. The Company and CeleXx amended the agreement, and on April 5, 2000, the Company and CeleXx arranged for the delivery of one million shares of the Company's free trading common stock owned by a shareholder for one million shares of CeleXx common stock, and that this exchange, by agreement, satisfied the condition for the purchase of the CeleXx stock at $5 per share. The agreement, as amended, also provided for, at the Company's option, an exchange of 10 million shares of the Company's common stock for 12 million shares of CeleXx's common stock. Upon completion of this exchange, the Company had the option for one year to repeat the transaction by exchanging one million shares of the Company's free trading common stock for one million shares of CeleXx' common stock and the Company could then exchange $50 million worth of the Company's common stock for $50 million worth of CeleXx's common stock with the number of shares based on the market value on the date of exercise of such option.

         The Company valued the investment of the one million shares at $1.25 (CeleXx' closing price on the date the shares were issued of $1.38 less a ten percent discount). However, as of May 31, 2000, the closing price of the stock was $1.08 and after giving effect to a ten percent discount the net was $.97 per share. Consequently, the Company recorded a valuation allowance of $280,000. As of August 31, 2000, the closing price of the stock was $.56 and after giving effect to a ten percent discount the net was $.50. The Company recorded an additional valuation allowance of $468,000 on such investment at August 31, 2000, leaving a value of $507,000.

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

         The Company made demand for specific performance, and on August 1, 2000, the Company filed a lawsuit in the Circuit Court of the 15th Judicial Circuit, Palm Beach Count, State of Florida. THE CASE IS STYLED E-PAWN.COM, INC.
V. CELEXX CORPORATION AND DOUGLAS H. FORDE, Case No. CL007436AN. The lawsuit alleges causes of action for breach of contract, fraud and breach of fiduciary duty. The Company is seeking, among other things, specific performance to have CeleXx complete the transaction which was called for in the Investment Agreement between the Company and CeleXx made on March 10, 2000, as amended in April 2000. The defendants have filed a response seeking to have the case dismissed. Following the delivery of the 1,000,000 shares of the Company's common stock from a shareholder, the Company received 1,000,000 shares of common stock of CeleXx, and CeleXx advanced $500,000 to the Company in connection with the transactions associated with the Investment Agreement. CeleXx has made demand for the return of the $500,000, and it has demanded rescission of all of the agreements between the Company and CeleXx and return of the stock that was exchanged.

         On October 10, 2000, CeleXx and the Company agreed in principle to settle the lawsuit that the Company filed against CeleXx and to release any claims that the companies may have with respect to each other. The settlement will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of CeleXx restricted common stock to the Company (the Company already owns 1,000,000 shares). CeleXx will also cancel the $500,000 that is due from the Company and return the 1,000,000 shares of the Company's common stock that CeleXx currently holds to the shareholder. CeleXx in return will receive 5,250,000 restricted shares of the Company's common stock.

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

         On June 14, 2000, the Company received a notice that Shoppers and Freebees intended to cancel the agreements between the Company and each of these respective companies. The Company had delivered the shares and the funds and performed all terms and conditions required of it under the agreement. Shoppers and Freebees never delivered the shares representing 19% of each company. The Company's counsel made demand for full restitution and charged the companies and their principal, William C. Martucci, with violation of the Florida Civil Theft law, and will seek to recover treble damages plus attorney's fees. No response to the demand has been received within the required abatement period, which expired on August 25, 2000. The Company has filed the lawsuit against all persons who participated in the transaction. The Company recorded a valuation allowance as of August 31, 2000 of $2,798,000 on the investment.

C.       OTHER LITIGATION

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

         The Company has been informed in June 2000 that a lawsuit has been filed against a former shareholder, and the Company may be named as a party. As of August 31, 2000, the Company has not been served with any citation.

5.       RELATED PARTY TRANSACTIONS

         During the three months ended August 31, 2000, the Company borrowed money from Vanguard Communications Group Ltd. ("Vanguard"). Vanguard is owned by Steven Bazsuly, an affiliate of the Company, who is the general partner of the controlling shareholder of Fortuna Holdings Limited, which, is the controlling shareholder of the Company. As of August 31, 2000, total loans equaled $65,000.

6.       STOCKHOLDERS' EQUITY

         On July 16, 2000, the Company issued 500,000 shares of its restricted common stock for $100,000 cash in a private placement to one investor.

7.       MANAGEMENT

         On July 3, 2000, the principal stockholders consented to the election of Edward O. Ries as a director of the Company. The directors then elected him as President and Chief Executive Officer of the Company. Per the terms of his agreement, Mr. Ries will receive $150,000 annually for five years and 1,500,000 shares of the Company's restricted common stock as a signing bonus. As of August 31, 2000, the stock had not been issued. The Company has valued the stock at $0.31 per share, (the Company's closing price on the date of the agreement of $0.35 less a ten percent discount). The agreement also allows for a bonus of up to 2,000,000 shares of restricted common stock to be paid at the end of the first year, based on the Company's performance.

8.       SUBSEQUENT EVENT

         On October 6, 2000, the Company entered into an Exchange Agreement with Centra Capital Corporation ("Centra"), a Nevada corporation, with headquarters in New York City, the objective of which is to acquire 100% of Centra's common stock. The Agreement provides that the Company will exchange one share of its common stock for every two shares of Centra's common stock tendered. If less than 100% of the shares are tendered, the Company shall have the option of accepting the tendered shares provided at least 80% of the outstanding shares are tendered in acceptable form.

         The principal business of Centra Capital Corporation is conducted through its wholly owned subsidiary, International Paper Converters Limited, a United Kingdom company. The company operates check cashing stores in London and the region surrounding London under the trade name, Cheque Changers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         E-Pawn.Com, Inc. is an applications service provider and holding company for investments in companies that it services. The Company has developed sophisticated software for networking and providing e-commerce platforms for selling products and services through the Internet. The Company uses its technological assets in conjunction with its marketing programs to add value to companies. E-Pawn.Com, Inc. and its other affiliates customarily make an investment in the companies to which it provides services in certain markets.

         On June 14, 2000, the Securities and Exchange Commission suspended trading of the Company's common stock for 10 trading days. The Commission stated that it took this action because it had questions about the disclosure of the persons in control and about certain market activity. The Commission also issued subpoenas to the Company and to affiliates of the Company in connection with its investigation. The Company has provided the Commission with information in response to its inquiry. The action of the Commission did result in loss of listing on the NASD OTC Bulletin Board, and through October 13, 2000, the Company's stock has prices quoted only in the Electronic Quotation System "pink sheets." The Company has made application to the NASD for relisting on the OTC Bulletin Board.

         On July 19, 2000, the Company acquired 80% of the outstanding stock of Home Realty & Investment Corp., Inc. ("Home Realty"). Home Realty is a full service real estate brokerage and marketing company focusing on the residential market in the South Florida Atlantic Coast region. The company was organized in 1994. It has two offices, and it plans to open offices in every major market in the region. The Company closed the transaction during the quarter ending August 31, 2000, and Home Realty is consolidated in this year's operations.

         The Company intends to have Home Realty develop a real estate marketing strategy using the Ubuyhomes.com brand and Internet banner. The website will be a tool in the marketing program, and the Ubuyhomes.com website will be linked to all other sites in the uBuy network and E- Pawn.Com universe of domain names. The sites for this portal will be engaged in active cross selling. Visitors to one site can browse the other sites, and these contacts will likely lead to buyer interest. In addition, the website will offer Home Realty the chance to present other promotions to attract visitors which will be more economic than
the  typical   marketing   inducements   which  have  low  return  on  marketing
expenditures.

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

         The Company has not presented a comparative analysis of selected financial data because the present Company has had only one year of operations, and comparative information for the Company following the reverse acquisition with E-Pawn, Inc. in February 2000, with the previous quarters does not offer a fair measure of the financial condition and results of operation. The Company divested its former assets and operations in February 2000 when it spun off its Caribbean International Corporation subsidiary to its shareholders. The Company acquired E-Pawn, Inc. in February 2000 in a reverse acquisition. The consolidated financial statements that have been presented are those of E-Pawn, Inc., which was incorporated on May 26, 1999, and it had no predecessors. E-Pawn, Inc. had limited operations during the period prior to the acquisition, and the Company did not own Home Realty prior to July 18, 2000.

         On October 6, 2000, the Company entered into an Exchange Agreement with Centra Capital Corporation, a Nevada corporation, with headquarters in New York City. The Exchange Agreement provides that the Company will tender for all of the outstanding shares of Centra Capital Corporation. The principal shareholders have agreed to tender their shares. The Company will close the transaction provided that a minimum of 80 percent of the outstanding shares of Centra Capital Corporation are tendered. The Company will exchange one share of its common stock for every two shares of Centra Capital Corporation common stock tendered.

         The principal business of Centra Capital Corporation is conducted through its wholly owned subsidiary, International Paper Converters Limited, a United Kingdom company. The company operates check cashing stores in London and the region surrounding London under the trade name, CHEQUE CHANGERS.

RESULTS OF OPERATIONS

         FISCAL QUARTER ENDING AUGUST 31, 2000

         During the period, E-Pawn.Com, Inc. was a development stage enterprise and accordingly, engaged in limited operations. The Company generated revenue of $124,000, of which $94,000 represented revenue of Home Realty.

         Operating expenses during this period were $668,000, which consisted primarily of Internet expenses of $150,000, consulting services of $151,000, salaries of $142,000 and sales commissions of 69,000.

         Depreciation and amortization of $14,924 was expensed for the quarter ended August 31, 2000. The Company depreciates its furniture and equipment, its intangible assets and goodwill on a straight-line basis over periods ranging from five to fifteen years, which are the estimated periods that the assets will likely benefit the Company. Management will review the Company's carrying value periodically. If the value is less than originally determined and the value must be lowered, the Company may suffer a charge against earnings and a shortening of the assets' life.

         Through   fiscal  year  ending  May  31,  2000,  the  Company  and  its subsidiaries have sustained substantial operating losses that may be offset against future taxable income through the year 2018.

A substantial amount of the carry forwards are subject to annual limitations pursuant to the Internal Revenue Code which become effective when an "ownership change" such as a change in control occurs.

FACTORS AFFECTING OPERATING RESULTS

         The focus of the Company's operations during the period has been acquisitions and capital formation. The Company must continue to maintain its website infrastructure which is the primary asset which attracts acquisition candidates. The acquisition program has placed, and will continue to place, a significant drain on management's time and operational resources. When the Company acquires a company or asset, the Company must continue to infuse time and funds to integrate the acquired company and to install the systems necessary to manage the business and finances for the acquired company. There is no guarantee that the acquired company will make a successful transition, and if the acquired company should fail, the Company may be required to write off the amount of the investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated most of its cash requirements from private placements and advances by major shareholders. At August 31, 2000, the Company had $81,000 cash on hand, of which $71,000 represented escrow funds. During the three months ended August 31, 2000, $100,000 was received from proceeds for issuance of common stock. The cash was used for operations and investments.

         The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has incurred a loss of approximately $1,835,000 has a working capital and a total stockholder's deficiency of approximately $3,035,000 and $1,016,000 respectively, which creates a substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The principal shareholder has indicated a willingness to continue to fund the operating expenses for the foreseeable future although there is no assurance that such shareholder will continue to do so. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

          During the quarter ended August 31, 2000, the Company agreed to acquire all of the Class A Preferred Stock held by Swiss Arctic Traders Ltd for a promissory note in a principal amount of $1 million. The note will bear simple interest at 10% per annum and payments will be interest only payable monthly and principal and unpaid accrued interest will be due in five years. Fortuna Holdings Limited entered into an agreement to acquire substantially all of the common stock of the Company held by Swiss Arctic Traders. The Company may try to sell the Preferred Stock in return for assumption of the note and other consideration flowing to the Company.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         On October 10, 2000, CeleXx and the Company agreed in principle to settle the lawsuit that the Company filed against CeleXx and to release any claims that the companies may have with respect to each other. The settlement will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of CeleXx restricted common stock to the Company (the Company already owns 1,000,000 shares). CeleXx will also cancel the $500,000 that is due from the Company and return 1,000,000 shares of the Company's common stock that CeleXx currently holds to the shareholder. CeleXx in return will receive 5,250,000 restricted shares of the Company's common stock.

         On June 14, 2000, the Company received a notice that Shopper's Online, Inc. and Freebees, Inc. intended to cancel the agreements between the Company and each of these respective companies. The Company had entered into an agreement with the owner of these companies to acquire 19% of the outstanding shares of each respective company in exchange for two million shares of the Company's common stock and a payment of $100,000. In addition, the two companies entered into a management agreement with the Company to perform management services for a fee of $10,000 per month. The stipulated value of the stock exchange was $3.1 million. The Company delivered the shares and the funds and performed all terms and conditions required of it under the agreement. The Company's counsel made demand for full restitution and charged the companies and their principal, William C. Martucci, with violation of the Florida Civil Theft law, which may allow the Company to recover treble damages plus attorneys' fees. No response to the demand has been received within the required abatement period, which expired on August 25, 2000. The Company's counsel filed the lawsuit against all persons who participated in the transaction.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On July 3, 2000, the principal stockholders consented to the election of Edward O. Ries as a director of the Company. The directors then elected him as President and Chief Executive Officer of the Company. Per the terms of his agreement, Mr. Ries will receive $150,000 annually for five years and 1,500,000 shares of the Company's restricted common stock as a signing bonus. As of August 31, 2000, the stock had not been issued. The Company has valued the stock at $0.31 per share, (the Company's closing price on the date of the agreement of $0.35 less a ten percent discount). The agreement also allows for a bonus of up to 2,000,000 shares of restricted common stock to be paid at the end of the first year, based on the Company's performance.

         The Company has postponed the meeting of shareholders previously announced and set for October 30, 2000 in Coral Springs, Florida. The Board has rescheduled the meeting for December 4, 2000. A notice of meeting and proxy will be sent to shareholders of record as of October 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     On July 5, 2000, the Company filed a Current Report on Form 8-K dated June 30, 2000, to report

     Under Item 1 (Change in Control of Registrant) that the Company had entered into an agreement to acquire the 50 million shares of Class A Preferred Stock held by Swiss Arctic Traders, Ltd. in consideration for a note in the principal amount of $1,000,000 payable over five years.

     Under Item 2 (Acquisition and Disposition of Assets) that the Company had withdrawn its offers to acquire interest in several companies and that the shares authorized for the transactions were canceled and returned to the authorized, but unissued shares of the Company. The Company failed to receive the consideration for the transactions with Marlborough International Plc. and CeleXx Corporation. Shoppers' Online, Inc. and Freebees, Inc. announced that each was rescinding the agreements with the Company.

     Under Item 5 (Other Events) that the Securities and Exchange Commission had suspended trading in the Company's common stock, and it had issued a subpoena to the Company to produce certain records concerning the controlling persons of the Company and the trading in its shares. The Company announced that through its counsel it was providing the information within its possession. The Company announced that Marlborough International had canceled its agreements with the Company.

     Under Item 6 (Change in Directors and Officers) that Clinton Greyling had resigned and Eli Leibowitz was removed as directors following the SEC action. Ray Winter was elected President, and David H Kinnon of London was elected a Director and CFO, subject to receiving a mutually acceptable compensation agreement. Doug Forde resigned as Chairman, but he agreed to remain as a director.

     No financial information was filed and none was required.

     On July 20, 2000, the Company filed a Current Report on Form 8-K dated July 19, 2000, to report

     Under Item 1 (Change of Control of Registrant) that Swiss Arctic Traders Ltd., a controlling shareholder, had agreed to sell 25 million shares of common stock to Fortuna Holdings Limited, a controlling shareholder, and to provide a proxy for additional shares. Swiss Arctic announced that it intends to divest it shares to reduce the aggregate number to less than five percent of the outstanding shares.

     Under Item 2 (Acquisition and Disposition of Assets) that the Company had entered into a Rescission Agreement with Loyalty Holdings Limited terminating and rescinding the agreements between the Company and Loyalty. Each side would return the property and consideration exchanged between them. The Company and Marlborough International Plc. signed a Release Agreement terminating all agreements. An affiliate of David McKenna, the CEO of Marlborough agreed to purchase 500,000 shares of common stock of the Company for $100,000.

     The Company closed the acquisition of 80% of Home Realty & Investment Corp., Inc. of Fort Lauderdale.

         Under Item 5 (Other Events) that Fortuna Holdings Limited and Swiss Arctic Traders Ltd. had waived all conditions and rights to rescind the original agreement involving the purchase of E- Pawn, Inc.

         Under Item 6 (Changes in Directors and Officers) that Ray Winter had resigned as an officer and director. Edward O. Ries was elected a director and President of the Company. Alison Madej was elected director and vice president. Jennifer Martin was elected a director.

         On August 3, 2000, the Company filed a Current Report on Form 8-K dated July 28, 2000, reporting

         Under Item 5 (Other Events) that the Company had filed a lawsuit against CeleXx Corporation and Doug Forde.

         Under Item 6 (Change in Directors and Officers) that Doug Forde had resigned following notice from his attorney that the resignation should be effective as of July 1, 2000.

         No Financials were filed or are required to be filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

E-PAWN.COM, INC.


BY   /S/ Edward O. Ries
         --------------
         Edward O. Ries, President, CEO, and Director

Date:   October 13, 2000