Form 10-Q
period 2000-11-30
UBUYHOLDINGS INC
filed 2001-06-29
CIK 787496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (the "ACT")
For the quarterly period ended November 30, 2000.

[  ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE ACT
For the transition period from       to


                               UBUYHOLDINGS, INC.
                           (formerly E-Pawn.Com, Inc.)
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

                     Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 30, 2000 there were 163,267,820 shares of the Registrant's Common Stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued as of that date that has a bid and ask price quoted in a public market.

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Cash Flows                                       F-4

Notes to Consolidated Financial Statements                            F-5 - F-9

















                 See notes to consolidated financial statements

                        UBUYHOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       November 30, 2000
                                                                                         (Unaudited)       May 31, 2000
                                                                                       ----------------  -----------------
CURRENT ASSETS:
    Cash                                                                            $            2,023 $            7,271
    Cash held in escrow                                                                         11,839                  -
    Accounts receivable (net of allowance of $37,400)                                              601                  -
    Prepaid expenses                                                                            43,202             94,475
                                                                                       ----------------  -----------------
      TOTAL CURRENT ASSETS                                                                      57,665            101,746
                                                                                       ----------------  -----------------
FURNITURE AND EQUIPMENT (net of accumulated depreciation of $7,757 and $5,827)                  20,540             23,470
                                                                                       ----------------  -----------------
INTANGIBLE ASSETS (net of accumulated amortization of $5,750 and $4,000)                        15,915             16,965
                                                                                       ----------------  -----------------
GOODWILL (net of accumulated amortization of $37,226)                                        1,451,810                  -
                                                                                       ----------------  -----------------
OTHER ASSETS
    Investment in CeleXx Corp.                                                                 677,000            975,000
    Advance on purchase of subsidiary                                                                -            677,343
    Investment in Shoppers Online / Freebees                                                     2,000              2,000
    Investment in Edwards / Wasatch LLC                                                              1                  1
                                                                                       ----------------  -----------------
      TOTAL OTHER ASSETS                                                                       679,001          1,654,344
                                                                                       ----------------  -----------------
                                                                                    $        2,224,931 $        1,796,525
                                                                                       ================  =================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $          654,267 $          304,688
    Due to stockholders and affiliates                                                         895,291          1,250,000
    Loan payable                                                                                     -            500,000
                                                                                       ---------------   ----------------
      TOTAL CURRENT LIABILITIES                                                              1,549,558          2,054,688

    Notes payable to stockholder                                                             1,033,333                  -
                                                                                       ---------------   ----------------
      TOTAL LIABILITIES                                                                      2,582,891          2,054,688

MINORITY INTEREST                                                                                5,012                  -

STOCKHOLDERS' DEFICIT:
    Preferred stock, $10 par value; 10,000,000 shares authorized;
      no shares  issued and outstanding                                                              -                  -
    Preferred stock, Class A, $.10 par value; 100,000,000 shares authorized;
      50,000,000 (net of 50,000,000 treasury shares) and 100,000,000
       issued and outstanding                                                                5,000,000         10,000,000
    Common stock, $.001 par value; 500,000,000 shares authorized;
      163,267,820 and 153,048,820 shares  issued and outstanding                               163,268            153,049
    Additional paid-in capital                                                               6,500,566          5,111,185
    Unrealized loss on marketable securities                                                (2,798,000)        (3,078,000)
    Accumulated deficit                                                                     (9,081,306)       (12,051,064)
    Deferred compensation related to stock issued for services                                (147,500)          (393,333)
                                                                                       ----------------  -----------------
      TOTAL STOCKHOLDERS'  DEFICIT                                                            (362,972)          (258,163)
                                                                                       ----------------  -----------------
                                                                                    $        2,224,931 $        1,796,525
                                                                                       ================  =================

                 See notes to consolidated financial statements

                        UBUYHOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              For the Three Months Ended November 30,   For the Six Months Ended November 30,
                                              ---------------------------------------  --------------------------------------
                                                    2000                1999                 2000               1999
                                              -----------------   -------------------  -----------------   ----------------
REVENUE:

    Commissions                               $        135,823    $         20,954     $      227,678    $        76,531
    Management fee                                           -                   -             30,000                  -
    Miscellaneous                                          280                   -              2,305                  -
                                              -----------------   -----------------    -----------------   ----------------
            TOTAL REVENUE                               136,103              20,954           259,983             76,531

    General and administrative expenses              1,229,037              26,462          1,896,334             79,634

                                              -----------------   -----------------    -----------------   ----------------
 Income (loss) from operations                       (1,092,934)             (5,508)       (1,636,351)            (3,103)
                                              -----------------   -----------------    -----------------   ----------------
 OTHER INCOME (EXPENSE):
    Interest expense                                   (41,989)                  -            (41,989)                 -
    Settlement of litigation                           575,000                   -            575,000                  -
    Forgiveness of due to shareholder                1,250,000                   -          1,250,000                  -
    Write-down on marketable securities             (1,178,000)                  -         (1,178,000)                 -
    Minority interest loss                               1,556                   -              1,098                  -
                                              -----------------   -----------------    -----------------   ----------------
                                                        606,567                   -           606,109                  -
                                              -----------------   -----------------    -----------------   ----------------
 Net (loss)                                   $        (486,367)  $          (5,508)   $   (1,030,242)     $      (3,103)
                                              =================   =================    =================   ================
 Net (loss) per common share
    - basic and diluted                       $           0.00    $          (0.00)    $        (0.01)     $        0.00
                                              =================   =================    =================   ================
 Weighted average common shares outstanding         160,028,153         100,000,000       156,621,820        100,000,000
                                              =================   =================    =================   ================

Net (loss)                                    $       (486,367)   $         (5,508)    $   (1,030,242)     $      (3,103)

Other comprehensive income
    Unrealized gain on marketable securities           748,000                   -            280,000                  -
                                              -----------------   -----------------    -----------------   ----------------
Comprehensive income (loss)                   $        261,633    $         (5,508)    $     (750,242)     $      (3,103)
                                              =================   =================    =================   ================


                See notes to consolidated financial statements.

                        UBUYHOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 For the Six Months Ended November 30,
                                                                              --------------------------------------------
                                                                                     2000                    1999
                                                                              --------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                $        (1,030,242)    $            (3,103)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Net income of minority interest                                                      1,098                       -
       Depreciation and amortization                                                       41,906                       -
       Bad debt                                                                            30,000                       -
       Common stock issued for services                                                   769,400                       -
       Non-cash interest expense                                                           33,333                       -
       Amortization of deferred compensation                                              245,833                       -
       Non-recurring gain from settlement of lawsuit                                     (575,000)                      -
       Non-recurring gain from forgiveness of due to shareholder                       (1,250,000)                      -
       Write-down on marketable securities                                              1,178,000                       -
    Change in assets and liabilities:
       Accounts receivable                                                                (30,601)                      -
       Prepaid expenses                                                                    70,515                       -
       Accounts payable and accrued expenses                                              341,654                       -
                                                                              --------------------    --------------------
       NET CASH USED IN OPERATING ACTIVITIES                                             (174,104)                 (3,103)
                                                                              --------------------    --------------------

CASH FLOWS FROM IN INVESTING ACTIVITIES
    Acquisition of subsidiary                                                            (105,935)                      -
    Purchase of fixed assets                                                                    -                 (25,138)
    Purchase of intangible assets                                                            (700)                      -
                                                                              --------------------    --------------------
       CASH USED IN INVESTING ACTIVITIES                                                 (106,635)                (25,138)
                                                                              --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Due to stockholder and affiliates                                                     170,291                       -
    Proceeds from issuance of common stock                                                100,000                  28,930
    Contribution from minority interest of consolidted subsidiary                           5,200                       -
                                                                              --------------------    --------------------
       CASH PROVIDED BY FINANCING ACTIVITIES                                              275,491                  28,930
                                                                              --------------------    --------------------
NET INCREASE (DECREASE) IN CASH                                                            (5,248)                    689

CASH - Beginning of period                                                                  7,271                       -

                                                                              --------------------    --------------------
CASH - End of period                                                          $             2,023     $               689
                                                                              ====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Non-cash investing and financing activities:
       Unrealized holding loss on marketable securities                       $           898,000     $                 -
                                                                              ====================    ====================
       Acquisition of subsidiary partially in exchange for fair value of
          common stock and notes payable                                      $         1,400,000     $                 -
                                                                              ====================    ====================
       Net assets acquired and liabilities assumed in acquisition             $            19,242     $                 -
                                                                              ====================    ====================
       Fair value of common stock issued in exchange for fair value  of
          common stock of  shareholder as part of settlement of lawsuit       $           525,000     $                 -
                                                                              ====================    ====================
       Treasury preferred shares purchased with note to stockholder           $         1,000,000     $                 -
                                                                              ====================    ====================
       Treasury preferred shares purchased below par value                    $         4,000,000     $                 -
                                                                              ====================    ====================

                 See notes to consolidated financial statements.

                        UBUYHOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION:


     The accompanying unaudited consolidated financial statements of Ubuy Holdings, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended May 31, 2000 included in the Form 10-K for the year then ended.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of November 30, 2000, and the results of operations and cash flows for the three-month and six month periods ended November 30, 2000 and 1999 have been included. The results of operations for the three-month and six month periods ended November 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended May 31, 2000.

2.   ACQUISITIONS:

A.   HOME REALTY & INVESTMENT CORP., INC.

     On July 19, 2000, the Company acquired Home Realty & Investment Corp., Inc. ("Home"), a Florida full service real estate company, established in 1994. Under the terms of the agreement, the Company issued 250,000 shares of its common stock, which was distributed in April 2000, and $108,278, which was paid at closing, in exchange for 80% of Home's capital stock. Also, on the first anniversary of the closing date, the Company will issue an additional 250,000 shares of its common stock and pay an additional $50,000. The stock has been valued at a price of $2.70 per share, which represents the average closing price for the three days prior to and three days subsequent to March 9, 2000, the signing of the agreement, ($3.00) less a ten percent discount. The Company has recorded an accrual of $725,000 for the amount to be paid in July 2001 which has been included in due to stockholders on the accompanying balance sheet. On the acquisition date, goodwill was recorded as follows:


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
                                                             ===================


         Goodwill will be amortized on a straight-line basis over a period of 15 years.

     On the date of closing, the Company also entered into two employment agreements with the former owners of Home. The agreements call for annual base salaries for each employee of $100,000 per annum plus other bonuses and benefits. Paul Rubio resigned from the Company effective November 18, 2000, as reported to the Florida Real Estate Commission, and the Company has stopped accruing salary for Rubio. The former owners retained 20% of the shares of Homes, and this minority interest in the equity and retained earnings was $5,012 through the period ending November 30, 2000.

     The following unaudited pro forma condensed statements of operations for the three months and six months ended November 30, 2000 and 1999 reflect the combined results of the Company and Home as if the acquisition had occurred on June 1, 1999. The pro forma amounts give effect to the appropriate adjustments for the compensation of the former owners and the amortization of goodwill.


                                  For the Three Months  For the Six Months Ended
                                   Ended November 30,          November 30,
                                 ---------------------- ------------------------
                                    2000        1999      2000           1999
                                 ---------  ---------   ---------    -----------
Total revenue               $      136,103 $ 168,784     $ 275,650    $ 360,387
                                 =========  =========   ==========   ===========
Net loss                          (486,367)  (58,351)   (1,031,241)    (126,058)
                                 =========  =========   ==========   ===========
Net loss per share                    0.00      0.00          0.00         0.00
                                 =========  =========   ==========   ===========


B.   CENTRA CAPITAL CORPORATION

     On October 6, 2000, the Company entered into an Exchange Agreement with Centra Capital Corporation ("Centra"), a Nevada corporation, with headquarters in New York City, the objective of which is to acquire 100% of Centra's common stock. The Agreement provides that the Company will exchange one share of its common stock for every two shares of Centra's common stock tendered. The principal business of Centra Capital Corporation is conducted through its wholly owned subsidiary, International Paper Converters Limited, a United Kingdom company. The company operates check cashing stores in London and the region surrounding London under the trade name, Cheque Changers. The Exchange Agreement terminated on December 16, 2000. The Company has continued dialogue with Centra, but there is no extension of the Agreement to acquire Centra.

3.   SECURITIES AND EXCHANGE COMMISSION INVESTIGATION AND REGULATORY ACTION

     On June 14, 2000, the United States Securities and Exchange Commission ("Commission") announced (Release No. 42938) the temporary suspension of trading of the securities of the Company. The Commission temporarily suspended trading for 10 trading days because of questions which it had about the accuracy and adequacy of publicly disseminated information concerning, among other things, the identity of the persons in control of the Company and recent trading activity in the Company's shares and whether is was related to manipulative conduct. The Commission also issued a subpoena to the Company and to affiliates of the Company as well as market makers and brokers involved in the trading of the shares pursuant to its ongoing market investigation In the Matter of Certain MicroCap Securities (NY-6667). The Commission requested information concerning the transaction whereby the Company acquired E-Pawn, Inc. and additional information on its management, shareholders, and its public announcements. Subsequent to the trading suspension, the NASD removed the Company's shares from trading on the NASDAQ OTC Bulletin Board. The Commission admonished brokers to not trade in the shares without due diligence and reference to the disclosure requirements of Rule 15c2- 11 under the Securities Exchange Act which provides for the information which must be available to brokers and dealers in order to resume quotations. The ultimate outcome of the SEC investigation on the future operations of the Company cannot be determined at this time.

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

4.   LITIGATION

A.   CELEXX CORPORATION

     On March 14, 2000, the Company announced that it had formed a strategic alliance with CeleXx Corporation (OTCBB: CLXX) ("CeleXx") under the terms of which CeleXx will provide management services, IT engineering and support service, website design and website hosting services on a fee basis under a mutually acceptable agreement. In addition, the agreement provided that the Company could purchase one million shares of CeleXx common stock at $5 per share and have an option for a period of up to one year, to acquire additional shares aggregating a market value of $50 million. The Company and CeleXx amended the agreement, and on April 5, 2000, the Company and CeleXx arranged for the delivery of one million shares of the Company's free trading common stock owned by a shareholder for one million shares of CeleXx common stock, and that this exchange, by agreement, satisfied the condition for the purchase of the CeleXx stock at $5 per share. The agreement, as amended, also provided for, at the Company's option, an exchange of 10 million shares of the Company's common stock for 12 million shares of CeleXx's common stock. Upon completion of this exchange, the Company had the option for one year to repeat the transaction by exchanging one million shares of the Company's free trading common stock for one million shares of CeleXx' common stock and the Company could then exchange $50 million worth of the Company's common stock for $50 million worth of CeleXx's common stock with the number of shares based on the market value on the date of exercise of such option. CeleXx failed to deliver its shares when the Company exercised its right to the exchange.

     On August 1, 2000, the Company filed a lawsuit in the Circuit Court of the 15th Judicial Circuit, Palm Beach Count, State of Florida styled E-Pawn.com, Inc. v. CeleXx Corporation and Douglas H. Forde, Case No. CL007436AN. The lawsuit alleged causes of action for breach of contract, fraud and breach of fiduciary duty. On October 10, 2000, CeleXx and the Company agreed in principle to settle the lawsuit that the Company filed against CeleXx and to release any claims that the companies may have with respect to each other. The settlement provided for, among other things, the issuance of an additional 2,000,000 shares of CeleXx restricted common stock to the Company (the Company already owns 1,000,000 shares). The Company valued the additional two million shares of CeleXx at $0.30 per share (the closing bid price for the CeleXx shares on the date of the transaction less a 20 percent discount). CeleXx cancelled the $500,000 debt of the Company due to CeleXx, and the Company was released of a $1,250,000 obligation to a shareholder. The Company issued 5,250,000 shares of the Company's restricted common stock to CeleXx.

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

     On June 14, 2000, the Company received a notice that Shoppers and Freebees intended to cancel the agreements between the Company and each of these respective companies. The Company had delivered the shares and the funds and performed all terms and conditions required of it under the agreement. Shoppers and Freebees never delivered the shares representing 19% of each company. The Company's counsel made demand for full restitution and charged the companies and their principal, William C. Martucci, with violation of the Florida Civil Theft law, and will seek to recover treble damages plus attorney's fees. On September 8, 2000, the Company filed a lawsuit against Shopper's Online, Inc., Freebees, Inc. and William C. Martucci, all persons who participated in the transaction. The Company recorded a valuation allowance as of November 30, 2000 of $2,798,000 on the investment.

5.   OTHER ASSETS - INVESTMENT SECURITIES

     Investment Securities are reported at fair value adjusted for other than temporary declines in value. Unrealized gains or losses are reported as a net amount in a separate component of stockholder equity.

     At November 30, 2000, the Company determined that the carrying value of its investment in CeleXx, referred to in Note 4A, exceeded its net realizable value in the market place, and the decline in value was judged to be other than temporary. As a result the Company wrote off the entire unrealized loss on the CeleXx investment, resulting in a non-recurring charge to operations of $1,178,000 for the period ending November 30, 2000.

6.   RELATED PARTY TRANSACTIONS

     During the three months ended November 30, 2000, the Company borrowed money from Vanguard Communications Group Ltd. ("Vanguard"). Vanguard is owned by Steven Bazsuly, an affiliate of the Company, who is the general partner of the controlling shareholder of Fortuna Holdings

Limited, which, is the controlling shareholder of the Company. As of November 30, 2000, total loans from Vanguard for the six months ending November 30, 2000 was $161,180.

     The Company has a management services contract with Worldwide Web Designers, Inc., a Florida corporation ("WWW Designer") , that consults on website design and management. The agreement provides for a monthly service fee of $50,000 for WWW Designers to manage the Company's websites. The principal owner of WWW Designers is Steve Bazsuly, who is the controlling shareholder of the Company through Fortuna Holdings Limited. Ms. Jennifer Martin, Secretary and Director of the Company, is President of WWW Designers. The Company accrued $150,000 in Internet related expenses due to WWW Designers during the three month period ending November 30, 2000.

7.   STOCKHOLDERS' EQUITY:

A.   COMMON STOCK

     The Company issued 9,719,000 shares of common stock during the three month period ending November 30, 2000. The Company issued 5,250,000 shares to CeleXx Corporation as part of the consideration for the settlement of the litigation (See Note 4A above.). The Company issued 2,850,000 shares of restricted stock to consultants. A registration statement was filed covering 1,100,000 and 519,000 shares of common stock issued to Steve Bazsuly and Jennifer Martin, respectively, for compensation for services to the Company.

B.   PREFERRED STOCK

     The Company acquired all of the Class A Preferred Stock held by Swiss Arctic Traders Ltd for a promissory note in a principal amount of $1 million. The Company has not made any payments on the note, and Swiss Arctic Traders Ltd. has agreed to extend the note and it has not called a default. The interest expense through November 1, 2000 was capitalized in a note in the principal sum of $33,333 which will bear interest at 10% per annum. The Class A Preferred Stock has been returned to treasury, and Stockholders' Equity (Deficit) has been charged a net amount of $1,000,000 under the par value treasury method.

8.   SUBSEQUENT EVENTS

     The Company has changed its name to Ubuy Holdings, Inc. Effective May 1, 2001, Edward O. Ries resigned as an officer and director of the Company. Alison Madej has been appointed President of the Company.

     On May 7, 2001, the Company entered into an agreement with Swiss Arctic Traders Ltd by which the Company transferred all of the shares of its United Kingdom subsidiaries, Ubuynetwork.co.uk, Plc. and E-Pawn.co.uk, Plc and certain Internet domain names to Swiss Arctic Traders Ltd. in return for the return and cancellation of the promissory notes issued by the Company to Swiss Arctic Traders Ltd. See note 7. When the transaction is completed, the parties agreed to release all claims which may exist between the companies through that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On May 2, 2001, management filed a Certificate of Amendment to the Articles of Incorporation changing the name of the Company from E-Pawn.Com, Inc. to Ubuy Holdings, Inc. Effective May 1, 2001, Edward O. Ries resigned as the President, CEO and Director of the Company. Alison Madej, a Director and Vice President, assume the position of President.

     The Company is an applications service provider and holding company for investments in companies that it services. The Company has developed sophisticated software for networking and providing e-commerce platforms for selling products and services through the Internet. The Company uses its technological assets in conjunction with its marketing programs to add value to companies. Ubuy Holdings, Inc. and its other affiliates customarily make an investment in the companies to which it provides services in certain markets.

     On June 14, 2000, the Securities and Exchange Commission suspended trading of the Company's common stock for 10 trading days. The Commission stated that it took this action because it had questions about the disclosure of the persons in control and about certain market activity. The Commission also issued subpoenas to the Company and to affiliates of the Company in connection with its investigation. The Company has provided the Commission with information in response to its inquiry. The action of the Commission did result in loss of listing on the NASD OTC Bulletin Board, and through October 13, 2000, the Company's stock has prices quoted only in the Electronic Quotation System "pink sheets." The Company is endeavoring to have market makers make application to the NASD for relisting on the OTC Bulletin Board, but none has completed the application in a form acceptable to the NASD. The Company has cooperated with and assisted the market makers, but the Company cannot determine if the NASD, which has arbitrary discretion, will accept any application made for the shares of the Company's common stock.

     On July 19, 2000, the Company acquired 80% of the outstanding stock of Home Realty & Investment Corp., Inc. ("Home Realty"). Home Realty is a full service real estate brokerage and marketing company focusing on the residential market in the South Florida Atlantic Coast region. The company was organized in 1994. Home Realty had three offices as of November 30, 2000. It plans to open offices in every major market in the region. The Company will consolidate the financial results of Home Realty with its financial results.

     The Company intends to have Home Realty develop a real estate marketing strategy using the Ubuyhomes.com brand and Internet banner. The website will be a tool in the marketing program, and the Ubuyhomes.com website will be linked to all other sites in the uBuy network and E-Pawn.Com universe of domain names. The sites for this portal will be engaged in active cross selling. Visitors to one site can browse the other sites, and these contacts may lead to buyer interest. In addition, the website will offer Home Realty the chance to present other promotions to attract visitors which will be more economic than the typical marketing inducements which have low return on marketing expenditures.

     On November 17, 2000, the President of Home Realty, Paul Rubeo, gave notice of his resignation. Rubeo withdrew from the company and took the files, bank records, contracts, computer passwords, and all the relevant operating data. Henry Fera assumed the position of President of Home

Realty and licensed broker following the resignation and withdrawal of Rubeo. Peter Leon, a founder of Home Realty, was elevated to Vice President-Real Estate of the Company.

     The Company and Home Realty made demand on Rubeo for return of the property and accounts of Home Realty that were taken by Rubeo. The Company has recovered certain of the records, and counsel for the Company is evaluating the legal action that may be taken, if any, against Rubeo and others for the actions taken against Home Realty and the Company.

     Management believes that the Company will require continuing cash infusions from private and public sources using its debt and equity capital resources, although the Company will avoid incurring debt which it cannot service from operations. The sale or use of additional shares of the Company's capital stock will result in dilution of its stockholders. There is no assurance that the Company will be able to secure the additional financing on acceptable terms from any source. The present controlling shareholder has contributed the working capital necessary to sustain operations when funds were not available from other sources. The continued operation of the Company and its ability to reach the goals of expansion and growth will be at risk until its capital resources from internal and external sources are more definite and diverse.

     The Company has not presented a comparative analysis of selected financial data because the present Company has had only one year of operations, and comparative information for the Company following the reverse acquisition with E-Pawn, Inc. in February 2000, with the previous quarters does not offer a fair measure of the financial condition and results of operation. The Company divested its former assets and operations in February 2000 when it spun off its Caribbean International Corporation subsidiary to its shareholders. The Company acquired E-Pawn, Inc. in February 2000 in a reverse acquisition. The consolidated financial statements that have been presented are those of E-Pawn, Inc., which was incorporated on May 26, 1999, and it had no predecessors. E-Pawn, Inc. had limited operations during the period prior to the acquisition, and the Company did not own Home Realty prior to July 18, 2000. Therefore, comparative historical financial data for prior periods are not being presented.

     On October 6, 2000, the Company entered into an Exchange Agreement with Centra Capital Corporation, a Nevada corporation, with headquarters in New York City. The Exchange Agreement provides that the Company will tender for all of the outstanding shares of Centra Capital Corporation. The principal shareholders agreed to tender their shares. The Company would exchange one share of its common stock for every two shares of Centra Capital Corporation common stock tendered. The principal business of Centra Capital Corporation is conducted through its wholly owned subsidiary, International Paper Converters Limited, a United Kingdom company. The company operates check cashing stores in London and the region surrounding London under the trade name, Cheque Changers. The Exchange Agreement provided for termination of the agreement if the transaction was not completed by December 16, 2000. No enforceable agreement exists between the parties at this time.

Results of Operations

     During the three month period ending November 30, 2000, the operations of the Company were primarily associated with the Home Realty subsidiary. The Company generated revenue from operations of $136,103 for the three month period ending November 30, 2000, all of which was revenue of Home Realty. The Company had general and administrative expenses during the period of $1,229,037 resulting in a loss from operations of $1,092,934.

     Operating expenses during this period included $150,000 for Internet expenses, $625,675 for salaries and executive compensation, $110,000 for legal fees and $148,333 for consulting services. Depreciation and amortization of $26,982 was expensed for the three months ended November 30, 2000. The Company depreciates its furniture and equipment, its intangible assets and goodwill on a straight-line basis over periods ranging from five to fifteen years, which are the estimated periods that the assets will likely benefit the Company.

     The Company wrote down the value of marketable securities in its portfolio by $1,178,000 during the period. Management will review the Company's carrying value of marketable securities periodically. If the value is less than originally determined and the value must be lowered, the Company may suffer a charge against earnings and a shortening of the assets' life.

     The Company had extraordinary income associated with the settlement of its litigation with CeleXx Corporation of $1,825,000 during the period ending November 30, 2000. The Company recorded a net gain of $575,000 from CeleXx Corporation, and it recorded income from the forgiveness and release of an obligation due to a shareholder in the amount of $1,250,000 that resulted from the settlement of the litigation.

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

Liquidity and Capital Resources

     The Company has generated most of its cash requirements from private placements and advances by major shareholders. On November 30, 2000, the Company had $13,862 cash on hand, of which $11,839 represented escrow funds. During the three months ended November 30,2000, the Company settled the lawsuit with CeleXx Corporation. As a result, the $500,000 loan from CeleXx Corporation was cancelled, and the $1,250,000 due to a shareholder in connection with the original CeleXx Corporation transaction was cancelled. The Company received 2,000,000 shares of CeleXx Corporation restricted common stock . The Company issued 5,250,000 shares of its restricted common stock to CeleXx Corporation.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has incurred a loss of approximately $2,313,000, and it has a working capital and a total stockholder's deficiency of approximately $1,492,000 and $363,000 respectively, which creates a substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The principal shareholder has indicated a willingness to continue to fund the operating expenses for the foreseeable future although there is no assurance that such shareholder will continue to do so. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

     The Company acquired all of the Class A Preferred Stock held by Swiss Arctic Traders Ltd for a promissory note in a principal amount of $1 million. The note bears simple interest at 10% per annum with interest only payable monthly and principal and unpaid accrued interest will be due in five years. The Company has not made any payments on the note, and Swiss Arctic Traders Ltd. has agreed to extend the note and it has not called a default. The interest expense through November 1, 2000 was capitalized in a note in the principal sum of $33,333 which will bear interest at 10% per annum. The original note and the interest note are accruing interest. On May 7, 2001, the Company entered into an agreement with Swiss Arctic Traders Ltd by which the Company transferred all of the shares of its United Kingdom subsidiaries, Ubuynetwork.co.uk, Plc. and E-Pawn.co.uk, Plc and certain Internet domain names to Swiss Arctic Traders Ltd. in return for the promissory notes issued by the Company to Swiss Arctic Traders Ltd. When the transaction is completed, the parties agreed to release all claims which may exist between the companies through that date.

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

     On August 1, 2000, the Company filed a lawsuit in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, State of Florida styled E-Pawn.com, Inc. v. CeleXx Corporation and Douglas H. Forde, Case No. CL007436AN. On October 10, 2000, CeleXx and the Company agreed in principle to settle the lawsuit that the Company filed against CeleXx and to release any claims that the companies may have with respect to each other. On October 27, 2000, the parties concluded the settlement. The settlement provides for, among other things, the issuance of an additional 5,250,000 shares of the Company's restricted common stock to the CeleXx. CeleXx issued 2,000,000 shares of its restricted common stock to the Company (the Company already owns 1,000,000 shares). CeleXx also cancelled the $500,000 that is due from the Company, and CeleXx returned 1,000,000 shares of the Company's common stock that CeleXx held to a third party shareholder. The third party held a claim against the Company for $1,250,000, and this claim was released as a part of the settlement.

     On September 9, 2000, the Company filed a lawsuit against Shopper's Online, Inc., Freebies, Inc. and William C. Martucci in Broward County, Florida. On June 14, 2000, the Company received a notice that Shopper's Online, Inc. and Freebees, Inc. intended to cancel the agreements between the Company and each of these respective companies. The Company had entered into an agreement with the owner of these companies to acquire 19% of the outstanding shares of each respective company in exchange for two million shares of the Company's common stock and a payment of $100,000. In addition, the two companies entered into a management agreement with the Company to perform management services for a fee of $10,000 per month. The stipulated value of the stock exchange was $3.1 million. The Company alleged causes of action for breach of contract, fraud, conversion, and civil theft. The defendants failed to file a answer timely, and the clerk of the court entered a default. The defendants' petitioned the court to set aside the default, and this motion was granted. The Company intends to prosecute its case vigorously.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     On November 1, 2000, the Company sent a Notice of Meeting and Proxy Statement to all shareholder of record on October 31, 2000. The special meeting of shareholder was held on December 4, 2000. The shareholders elected Edward O. Ries, Jennifer Martin, and Alison Madej as directors. Each was then serving as a director of the Company. In addition, the shareholders approved the selection of Feldman Sherb & Co. P.C. as the independent auditor for the period ending May 31, 2001. The shareholders approved the 2000 Non-Statutory Stock Plan. The shareholders cast 86,279,181 shares for the measures, and shareholders voted 4,500,500 shares against the measures.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     On September 5, 2000, the Company filed a Current Report on Form 8-K dated August 9, 2000, to report.

     Under Item 5 (Other Events) that the Company had authorized the filing of a lawsuit against Shopper's Online, Inc., Freebees, Inc. and William C. Martucci for breach of contract, fraud, and civil theft.

     Under Item 6 (Change in Directors and Officers)  that the Company and David
H.  Kinnon,  who had  tentatively  taken  the  position  of  Director  and Chief
Financial Officer of the Company, had ceased negotiations on the terms for the engagement of Mr. Kinnon for these positions. Mr. Kinnon withdrew his name from any further consideration.

     No financial information was filed and none was required.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

UbuyHoldings, Inc.


By   /s/ Alison Madej
  ----------------------------------------------------------------
         Alison Madej, President and Director

Date: June 28, 2001