Form 10-K/A
period 2000-05-31
UBUYHOLDINGS INC
filed 2001-11-19
CIK 787496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------


   E-Pawn.com, Inc., 2855 University Drive, Suite 200, Coral Springs, FL 33065
                            (Former name and address)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

All of the Form 10-K for the period ending May 31, 2000, as filed on September 22, 2000.

                                     PART I

     This amendment to the Form 10-K filed for the period ending May 31, 2000 is made for the purpose restating and reclassification of the statement of operations. No other changes are being made. The only Items of the Report that are affected by the changes are Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 14, Financial Statement Schedules. The following represents a correct restatement incorporating the changes made in the amended Items 7 and 14:

          Net loss reported for the year ended May31, 2000 was $1,282,488 resulting from revenue of $7,400 and $1,289,888 of expenses. Revenues reported for the period June 1, 1999 through May 31, 2000 should have been $87,400 with the inclusion of approximately $80,000 of sales revenue from E-Pawn, Inc. for the period June 1, 1999 through February 29, 2000. Also, general and administrative expenses reported for the period June 1, 1999 through May 31, 2000 should have been $1,369,888 with the inclusion of approximately $80,000 of operating expenses of E-Pawn, Inc. for the period June 1, 1999 through February 29, 2000. therefore, the resultant net loss and loss per share for the June 1999 to May 2000 reporting period did not change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

     The Company is an applications service provider and holding company for shares of companies that it serves and services. The Company has developed sophisticated software for networking and providing e-commerce platforms for selling products and services through the Internet. The Company uses its technological assets in conjunction with its marketing programs to add value to companies. The Company and its other affiliates customarily make an investment in the companies to which it provides services in certain markets.

     The Company shed all of its previous operations when it spun off the shares of Caribbean Holdings International Corporation in February 2000 to the shareholders of the Company. The Company had generated net losses and a substantial deficit from its previous operations. The operations following the conversion to its present business in February 2000 have continued to generate net losses. Following its acquisition of E-Pawn, Inc., the Company has used its available cash resources to reinstate the Company as a public company and to build and maintain the infrastructure to be a substantial participant in the Internet industry. The Company has used some of its cash to facilitate acquisitions of shares of target companies, which should assist the Company in developing revenue and profits. Management believes that the Company will require continuing cash infusions from private and public sources using its debt and equity capital resources, although the Company will avoid incurring debt which it cannot service from operations. The sale or use of additional shares of the Company's capital stock will result in dilution of its stockholders. There is no assurance that the Company will be able to secure the additional financing on acceptable terms from any source. The present controlling shareholders have contributed the working capital necessary to sustain operations when funds were not available from other sources. The continued operation of the Company and its ability to reach the goals of expansion and growth will be at risk until its capital resources from internal and external sources are more definite and diverse.

Results of Operations

     Fiscal Year 2000

     During the period, the Company was a development stage enterprise and accordingly, engaged in limited operations. The company generated revenue of $87,400 for the fiscal year ended May 31, 2000.

     Operating expenses during this period were $1,369,888, which consisted primarily of internet expense paid of $250,000, legal and accounting fees of $100,000, consulting services of $525,000, and a legal settlement of $190,000.

     Depreciation and amortization of $9,800 was expensed for fiscal year ended May 31, 2000. The Company intends to depreciate its furniture and equipment and its intangible assets on a straight- line basis over a period of 5 years, which is the estimated period that the assets will likely benefit the Company. Management will review the Company's carrying value periodically. If the value is less than originally determined and the value must be lowered, the Company may suffer a charge against earnings and a shortening of the asset life.

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

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of approximately $1,282,000 has a working capital and a total stockholder's deficiency of $1,950,000 and $258,000 respectively, which creates a substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The principal shareholder has indicated a willingness to continue to fund the operating expenses for the foreseeable future although there is no assurance that such shareholder will continue to do so. The Company is actively pursuing equity and debt financing to fund future operations and acquisitions.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, as amended, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to: Ubuyholdings Inc. Investor Relations 2855 University Drive, Suite 200 Coral Springs, Florida 33065 In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by the Company at www.sec.gov. The Company's website is located at www.ubuyholdings.com. Information contained on the Company's website is not a part of this Annual
Report on Form10-K. (a) The following documents are filed as part of this report:

                        E-PAWN.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENT OF OPERATIONS


                         FOR THE YEAR ENDED MAY 31, 2000

                 (Revised for Reclassification - See Note 4 (M))


     Management fee revenue                                   $          87,400


     General, and administrative expenses                             1,369,888
                                                                 ---------------
Net loss                                                      $      (1,282,488)
                                                                 ===============


Net loss per common share-basic and diluted                   $           (0.01)
                                                                 ===============


Weighted average common shares outstanding                          112,936,340
                                                                 ===============




Net loss                                                      $      (1,282,488)

Other comprehensive loss -

     Unrealized loss on marketable securities                        (3,078,000)
                                                                 ---------------
Comprehensive loss                                            $      (4,360,488)
                                                                 ===============


                 See notes to consolidated financial statements.

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

     L. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." Comprehensive income is comprised of net loss and all changes to the statements of stockholders equity, except those due to investments by stockholders, changes in paid-in-capital and distributions to stockholders.

     M. Reclassification of Statement of Operations - Net loss reported for the year ended May 31, 2000 was $1,282,488 resulting from revenue of $7,400 and $1,289,888 of expenses. Revenues reported for the period June 1, 1999 through May 31, 2000 should have been $87,400 with the inclusion of approximately $80,000 of sales revenue from E-Pawn, Inc. for the period June 1, 1999 through February 29, 2000. Also, general and administrative expenses reported for the period June 1, 1999 through May 31, 2000 should have been $1,369,888 with the inclusion of approximately $80,000 of operating expenses of E-Pawn, Inc. for the period June 1, 1999 through February 29, 2000. Therefore, the resultant net loss and loss per share for the June 1999 to May 2000 reporting period did not change.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

UBUYHOLDINGS, INC.
(formerly E-Pawn.Com, Inc.)

By   /s/ Alison Madej
  ----------------------------------------------------------------
         Alison Madej, President and Director

Date:   October 31, 2001

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/ Jennifer Martin
  ---------------------------------------------------------------
          Jennifer Martin, Secretary and Director

Date:    October 31, 2001