Form 10-Q
period 2023-08-31
UBUYHOLDINGS INC
filed 2024-03-21
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 33-2533-LA

UBUYHOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0435741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Mamaroneck Ave. Apt. 201 White Plains, New York	10605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768-8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock as of March 21, 2024 was 284,367,820 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to UbuyHoldings, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

UbuyHoldings, Inc.

Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2023	2023
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$10,000
Notes payable related parties	33,361	5,000
Total current liabilities	33,361	15,000

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value 115,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000,000	5,000,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 179,367,820 shares issued and outstanding	179,368	179,368
Additional paid-in capital	8,735,090	8,735,090
Accumulated deficit	(13,947,819)	(13,929,458)
Total Stockholders’ deficit	(33,361)	(15,000)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended August 31, 2023	Three months ended August 31, 2022
Operating expenses:
General and administrative	$18,361	$-
Total operating expenses	18,361	-
Loss from operations	(18,361)	-
Loss before income taxes	(18,361)	-
Provision for income taxes (benefit)	-	-
Net loss	$(18,361)	$-

Basic (loss) per common share	$(0.00)	$-
Diluted earnings per common share	$(0.00)	$-

Weighted -weighted average number of shares outstanding:
Basic	179,367,820	179,367,820
Diluted	179,367,820	179,367,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2022	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-	-	-	-

Balance, August 31, 2022	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Net (loss)		-		-	-	(18,361)	(18,361)

Balance, August 31, 2023	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,947,819)	$(33,361)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Quarter ended August 31, 2023	Quarter ended August 31, 2022
Cash flows from operating activities of continuing operations:
Net (loss)	$(18,361)	$-
Accounts payable and accrued liabilities	(10,000)	-
Net cash (used) in operating activities	(28,361)	-

Cash flows from financing activities:
Related party loans	28,361	-
Net cash provided by financing activities	28,361	-

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED AUGUST 31, 2023 AND AUGUST 31, 2022

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

Going Concern

As of August 31, 2023 the Company had $-0- in cash and cash equivalents. The Company had net loss of $18,361 for the three months ended August 31, 2023, had negative working capital of $33,361 and an accumulated deficit of $13,947,819 on August 31, 2023. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of August 31, 2023 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three months ended August 31, 2023, the condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full three months. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements at and as of August 31, 2023 and May 31, 2023 the Company had no cash on hand.

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

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

NOTE 3 – RELATED PARTY DEBT

As of August 31, 2023, Custodian Ventures, the company’s Custodian had advanced $33,310 in the form of an interest-free demand loan.

NOTE 4 – CAPITAL STOCK

Common stock

As of August 31, 2023 and May 31, 2023, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 179,367,820 shares issued and outstanding.

Preferred stock

As of August 31, 2023 and May 31, 2023, the Company had 115,000,000 shares of Preferred Stock authorized with a par value of $0.10 authorized, with 50,000,000 shares of Class A Preferred Stock issued and outstanding. Each share of Class A Preferred Stock is convertible to one share of common stock.

NOTE 5 – SUBSEQUENT EVENTS

On December 6, 2023 the Company awarded Custodian Ventures 55,000,000 shares of Class A Preferred Stock, and 10,000,000 shares of newly designated Series A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

The Company has no operations at this time and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity which desires access to the U.S. capital markets.

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

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of August 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended August 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended May 31, 2023, filed March 7, 2024, which sections are incorporated by reference into this report, as the same may be updated from time to time.

As a smaller reporting company, the Company is not required to disclose material changes to the Risk Factors that were contained in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBUYHOLDINGS, INC.

Dated: March 21, 2024	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.