Form 10-Q
period 2023-11-30
UBUYHOLDINGS INC
filed 2024-03-21
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Item 1. Financial Statements.

UbuyHoldings, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30,	May 31,
	2023	2023
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$10,000
Notes payable related parties	40,794	5,000
Total current liabilities	40,794	15,000

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value 115,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000,000	5,000,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 179,367,820 shares issued and outstanding	179,368	179,368
Additional paid-in capital	8,735,090	8,735,090
Accumulated deficit	(13,955,252)	(13,929,458)
Total Stockholders’ deficit	(40,794)	(15,000)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended November 30, 2023	Three months ended November 30, 2022	Six months ended November 30, 2023	Six months ended November 30, 2022
Operating expenses:
General and administrative	$7,433	$-	$25,794	$-
Total operating expenses	7,433	-	25,794	-
Loss from operations	(7,433)	-	(25,794)	-
Loss before income taxes	(7,433)	-	(25,794)	-
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(7,433)	$-	$(25,794)	$-

Basic (loss) per common share	$(0.00)	$-	$(0.00)	$-
Diluted earnings per common share	$(0.00)	$-	$(0.00)	$-

Weighted -weighted average number of shares outstanding:
Basic	179,367,820	179,367,820	179,367,820	179,367,820
Diluted	179,367,820	179,367,820	179,367,820	179,367,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2022	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-	-	-	-

Balance, August 31, 2022	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-	-	-	-

Balance, November 30, 2022	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Net (loss)		-		-	-	(18,361)	(18,361)

Balance, August 31, 2023	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,947,819)	$(33,361)

Net (loss)		-		-	-	(7,433)	(7,433)

Balance, November 30, 2023	50,000,000	$5,000,000	179,367,820	$179,368	$8,735,090	$(13,955,252)	$(40,794)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	November 30,	November 30,
	2023	2022
Cash flows from operating activities of continuing operations:
Net (loss)	$(25,794)	$-
Accounts payable and accrued liabilities	(10,000)	-
Net cash (used in) operating activities	(35,794)	-

Cash flows from financing activities:
Related party loans	35,794	-
Net cash provided by financing activities	35,794	-

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED NOVEMBER 30, 2023 AND NOVEMBER 30, 2022

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

Going Concern

As of November 30, 2023 the Company had $-0- in cash and cash equivalents. The Company had net loss of $25,974 for the six months ended November 30, 2023, had negative working capital of $33,361 and an accumulated deficit of $13,955,252 on November 30, 2023. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of November 30, 2023 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the six months ended November 30, 2023, the condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full six months. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements at and as of November 30, 2023 and May 31, 2023 the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY DEBT

As of November 30, 2023, Custodian Ventures, the company’s Custodian had advanced $40,794 to the Company in the form of an interest-free demand loan.

NOTE 4 – CAPITAL STOCK

Common stock

As of November 30, 2023 and May 31, 2023, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 179,367,820 shares issued and outstanding.

Preferred stock

As of November 30, 2023 and May 31, 2023, the Company had 115,000,000 shares of Preferred Stock authorized with a par value of $0.10 authorized, with 50,000,000 shares of Class A Preferred Stock issued and outstanding. Each share of Class A Preferred Stock is convertible to one share of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of November 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the six months ended November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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