Form 10-Q
period 2024-02-29
UBUYHOLDINGS INC
filed 2024-03-25
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

The number of shares outstanding of the registrant’s common stock as of March 25, 2024 was 284,367,820 shares.

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

Item 1. Financial Statements.

UbuyHoldings, Inc.

Condensed Balance Sheets

(Unaudited)

	February 29,	May 31,
	2024	2023
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$10,000
Notes payable related parties	-	5,000
Total current liabilities	-	15,000

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0-.10 par value -0- shares authorized, -0- and 50,000,000 shares issued and outstanding, respectively, as of February 29, 2024 and May 31, 2023	-	5,000,000
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 10,000,000 and shares issued and outstanding respectively, as of February 29, 2024 and May 31, 2023	10,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 284,367,820 and 179,367,820 shares issued and outstanding respectively, as of February 29, 2024 and May 31, 2023	284,368	179,368
Additional paid-in capital	13,881,340	8,735,090
Accumulated deficit	(14,175,708)	(13,929,458)
Total Stockholders’ deficit	-	(15,000)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Operations

	Three months ended	Three months ended	Nine months ended	Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$220,456	$-	$246,250	$-
Total operating expenses	220,456	-	246,250	-
Loss from operations	(220,456)	-	(246,250)	-
Loss before income taxes	(220,456)	-	(246,250)	-
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(220,456)	$-	$(246,250)	$-

Basic (loss) per common share	$(0.00)	$-	$(0.00)	$-
Diluted earnings per common share	$(0.00)	$-	$(0.00)	$-

Weighted -weighted average number of shares outstanding:
Basic	284,367,820	179,367,820	214,367,820	179,367,820
Diluted	284,367,820	179,367,820	214,367,820	179,367,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

							Additional		Total
	Preferred A Stock		Preferred A-1 Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2022	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-		-	-	-	-

Balance, August 31, 2022	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-		-	-	-	-

Balance, November 30, 2022	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-		-	-	-	-

Balance, February 28, 2022	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

							Additional		Total
	Preferred Stock		Preferred A-1 Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Net (loss)		-		-		-	-	(18,361)	(18,361)

Balance, August 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,947,819)	$(33,361)

Net (loss)		-		-		-	-	(7,433)	(7,433)

Balance, November 30, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,955,252)	$(40,794)

Net (loss)		-		-		-	-	(220,456)	(220,456)

Issuance of Preferred A for services	55,000,000	5,500,000							5,500,000

Conversion of Preferred A to common stock	(105,000,000)	(10,500,000)			105,000,000	105,000	10,395,000		-

Issuance of Preferred A-1 to cancel related party debt and for services			10,000,000	10,000			(5,248,750)		(5,238,750)

Balance, February 29, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,881,340	$(14,175,708)	$-

The accompanying notes are an integral part of these condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Cash Flows

	Nine months ended	Nine months ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities of continuing operations:
Net (loss)	$(246,250)	$-
Stock based compensation	202,448
Accounts payable and accrued liabilities	(10,000)	-
Net cash (used in) operating activities	(53,802)	-

Cash flows from financing activities:
Related party loans	53,802	-
Net cash provided by financing activities	53,802	-

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock to cancel related party debt	$58,802	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

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

Going Concern

As of November, 2023 the Company had $-0- in cash and cash equivalents. The Company had net loss of $246,250 for the nine months ended February 29, 2024, had no working capital and an accumulated deficit of $14,175,708 on February 29, 2024. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of February 29, 2024 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the nine months ended February 29, 2024, the condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full nine months. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements at and as of February 29, 2024 and May 31, 2023 the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY DEBT

As of February 29, 2024, Custodian Ventures, the Company’s Custodian had advanced $-0- and $40,794 to the Company in the form of an interest-free demand loan. See Note 4. Capital Stock

NOTE 4 – CAPITAL STOCK

Common stock

As of February 29, 2024 and May 31, 2023, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 179,367,820 shares issued and outstanding.

Preferred stock

As of February 29, 2024 and May 31, 2023, the Company had -0- shares of Class A Preferred Stock authorized with a par value of $0.10 authorized, with -0-and 50,000,000 shares of Class A Preferred Stock issued and outstanding as of February 29, 2024 and May 31, 2023. Each share of Class A Preferred Stock was convertible to one share of common stock.

As of February 29, 2024 and May 31, 2023, the Company had 10,000,000 shares of Class A-1 Preferred Stock authorized with a par value of $0.001 authorized, with 10,000,000 and -0- shares of Class A-1 Preferred Stock issued and outstanding as of February 29, 2024 and May 31, 2023. The 10,000,000 shares of Class A-1 Preferred is convertible to a number of shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock.

On December 6, 2023 the Company awarded Custodian Ventures 55,000,000 shares of Class A Preferred Stock, and 10,000,000 shares of newly designated Class A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. Under the terms of the Certificate of Designation for the Class A-1 Preferred Stock, the 10,000,000 preferred shares shares are convertible to a number of common shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock. Since the Company’s common shares were not quoted on any stock exchanges, the fair market value of the conversion feature of the Preferred A-1 shares was determined based upon comparable sales of shell companies recently made by the Custodian; less notes payable of $58,802 due to the Custodian. As a result the Company valued 95% of the shell at $261,250 less $58,802, or $202,448 as stock based compensation to the Custodian on its Statement of Operations for the nine months ended February 29, 2024.

On January 5, 2024, Custodian Ventures converted its 55,000,000 Class A shares to 55,000,000 common shares. Simultaneously the holder of 50,000,000 Class A Preferred shares also converted their shares to 50,000,000 shares of common stock. Once these conversions occurred the Class A Preferred Stock was cancelled and no longer authorized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of February 29, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of February 29, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the nine months ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UBUYHOLDINGS, INC.

Dated: March 25, 2024	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.