Form 10-K
period 2024-05-31
UBUYHOLDINGS INC
filed 2025-06-06
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

300 Mamaroneck Ave.

Apt. 201

White Plains, NY 10605

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 6, 2025, the Registrant had 284,367,820 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” “the Company,” and “UBYH” mean UbuyHoldings, Inc., unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether due to new information, future events, or otherwise.

Our Company

UBYH, a Nevada corporation, is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and growth opportunities in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose restricting our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

Selecting a business opportunity to participate in is complex and risky. Additionally, we have limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity that will ultimately benefit us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily because we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks we face are further increased due to our lack of resources and inability to provide a prospective business opportunity with significant capital.

Corporate History

UbuyHoldings, Inc. (“we, “us”, the “Company”, “UBUY”), f/k/a E-Pawn.Com, Inc., was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E-Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.com, Inc. Its wholly owned subsidiary, E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complementary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

We filed our Form 10-K/A for the period ending May 31, 2000, on November 19, 2001, and have been dormant since then. On July 26, 2023, as a result of a custodianship in Clark County, Nevada, Case Number: A-23-871247-B, Custodian Ventures LLC (“Custodian”), managed by Mr. David Lazar, was appointed custodian of the Company. On the same date, Custodian appointed Mr. David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, and Chairman of the Board of Directors.

Mr. David Lazar, 33, was the CEO and Chairman of the Company from July 26, 2023, until June 20, 2024. On June 20, 2024 (the “Closing Date”), and effective on June 24, 2024 (the “Effective Date”), Mr. David Lazar (the “Seller”) and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred (upon conversion) and Common stock of the Company. In connection with the transaction and subsequent amendments to the SPA, all previous officers of the Company resigned from their positions, and new officers designated by the Purchaser assumed their roles on June 24, 2024, with immediate effect. Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Mr. John Tan Honjian was also appointed CEO, President, CFO, and Secretary of the Company.

The Company’s business model was based on acquiring companies that could be efficiently integrated into the Company and that could potentially use the Company’s e-commerce system and network to add value. The Company intended to expand globally with acquisitions in major economic markets.

General Business Plan

Our business plan to seek a merger has many uncertainties, which pose risks to investors.

We intend to seek, investigate, and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms that desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry, or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities that have recently commenced operations, or that desire to utilize the public marketplace to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risks to investors, including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, we believe that numerous firms are seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities challenging and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we can offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer that has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to identify preliminary prospective business opportunities that may be brought to our attention through present associations of our director, professional advisors, or stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after the proposed transaction closes.

Acquisition Interest

In implementing a particular business acquisition structure, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, our present management and stockholders will probably no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote from our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state laws.

It is anticipated that any securities issued in such reorganization will be issued based on the exemption from registration under federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on their future value. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). To obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such an event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of specific information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will, in all likelihood, hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to a significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity that cannot provide independent, audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will ensure that the proposed transaction will be voidable, at the discretion of our present management. If such a transaction is voided, the definitive closing documents may also contain a provision providing reimbursement for our costs associated with the proposed transaction.

Rule 419 and Blank Check Companies

The definition of “blank check company” as set forth in Rule 419 of the Securities Act is a company that:

1.	Is a development-stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

2.	Is issuing “penny stock,” as defined in Rule 3a51- 1 under the Securities Exchange Act of 1934.

The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such a registration statement deposit the securities being offered and the proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant must file a post-effective amendment to the registration statement containing the same information found in a Form 10 registration statement, upon executing an agreement for such acquisition or merger. The rule provides procedures for releasing the offering funds in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Form 8-K to report both the entry into a material non-ordinary course agreement and the completion of the transaction. Rule 419 applies to both primary and resale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the company must notify each investor whose shares are in escrow. Each investor has no fewer than 20 and no greater than 45 business days to inform the company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected not to remain in the investor transaction.

The Company has no current intent to file a registration statement with the SEC for the purpose of selling securities to raise capital for the Company or for acquisitions and mergers.

Competition

We believe we are an insignificant participant among the firms that acquire business opportunities. Many established venture capital and financial concerns have significantly greater financial and personnel resources and technical expertise than we do. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act of 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. If we engage in business combinations that result in us holding passive investment interests in several entities, we could be subject to regulation under the 1940 Act. In such an event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full-time executive, operational, or clerical staff.

Mr. John Tan Honjian is our CEO, President, CFO, and Secretary, and sole director. Mr. John Tan Honjian is part-time and devotes approximately 10 hours weekly to Company affairs.

Factors Affecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can complete an acquisition or merger that will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

Facilities

The Company has no facilities at this time. It maintains an office at 300 Mamaroneck Ave. Apt. 201 White Plains, New York, 10605.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis for evaluating the Company’s future prospects.

We currently have no operations and will rely upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis for evaluating our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings concerning a business combination with any prospective target business. We may be unable to complete a business combination in a reasonable timeframe, on reasonable terms, or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination and may not have access to sufficient capital to consummate it.

We may face difficulty identifying a viable business opportunity, negotiating, or paying for any resulting business combination. Economic factors that are beyond our control such as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to grow our business to generate value to our shareholders sufficiently. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

Investors will likely lose their investment if we are not successful in acquiring a new business and generating material revenues.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue in the short term or at all, or that investors will profit from their investment. If we are unsuccessful, our investors will likely lose their entire investment.

We may not become profitable if we cannot manage our growth effectively.

Businesses, including development-stage companies like ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we can acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives, key employees, and/or consultants capable of providing the necessary support.

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

We may require additional capital to acquire a business. We may not be able to obtain additional capital when needed. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance costs, and accounting expenses, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. If the amount of capital we can raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement, or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do, we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

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

Our Chief Executive Officer, Mr. John Tan Honjian, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. John Tan Honjian is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

Our shareholders will unlikely to be afforded any opportunity to evaluate or approve a business combination.

Our shareholders will unlikely be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not allow our shareholders the right to approve such a transaction. Further, Mr. John Tan Honjian, our Chief Executive Officer and sole director, controls our operations. Accordingly, our shareholders will be relying almost exclusively on the judgment of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may depend concerning a potential business combination. In order to develop and implement our business plan, we may hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. Our Board will make the selection of any such persons, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’s operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development-stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of the future performance of an investment in us.

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

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and the results of our operations will be at risk.

Changes in laws or regulations, or failure to comply with the laws and regulations applicable to us, may adversely affect our business, our ability to negotiate and complete a business combination, and the results of our operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to S.E.C. regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and incur material amounts on compliance. Compliance with and monitoring applicable laws and regulations may be difficult, time-consuming, and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, as interpreted and applied, a failure to comply with applicable laws or regulations could result in material defense or remedial costs and/or damage that adversely affect our financial condition.

Because we are considered a “shell company” under applicable securities rules, investors may be unable to rely on the resale exemption provided by Rule 144 of the Securities Act. As a result, investors may be unable to resell their shares and could lose their entire investment. We are also subject to additional disclosure requirements if we acquire or dispose of significant assets during our business. We will incur additional costs in meeting these requirements, adversely impacting on our financial performance and, therefore, the value of your investment.

We are considered a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” has either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for one year from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to resell our shares in the future and could lose their entire investment as a result.

Because we are considered a “shell company” under Rule 405 of Regulation C of the Securities Act, we are also subject to additional disclosure requirements if we enter into a transaction that results in a significant acquisition or disposition of assets. We must provide a prospectus-level disclosure regarding the transaction and detailed financial information in such a situation. To comply with these requirements, we will incur additional legal and accounting costs, which will adversely impact on the results of our operations. As a result, the value of an investment in our shares may decline due to these additional costs.

Rule 144 safe harbor does not apply to the resale of shares issued by us unless and until we have ceased to be a shell company and have satisfied the requirements of Rule 144(i)(1)(2).

The SEC has adopted final rules, amending Rule 144, which became effective on February 15, 2008. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, meeting the safe harbor provisions of paragraph (i) of Rule 144, or relying on Section 4(1) of the Securities Act of 1933 for non-affiliates.

According to Rule 144, one year must elapse from the time a “shell company,” defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC. During this time, the issuer must remain current in its filing obligations before a restricted shareholder can resell their holdings in reliance on Rule 144.

The term “Form 10 information” means the information that is required by SEC Form 10 to register under the Exchange Act, for each class of securities being sold under Rule 144. The information on Form 10 is deemed filed when the initial filing is made with the SEC. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Because we are a “shell company,” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144, and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8 until we cease being a “shell company.”

We are a “shell company” as the applicable federal securities laws define that term. Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we are considered a “shell company”. Applicable provisions of Rule 144 specify that during the time that we are a “shell company” and for one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may potentially affect future efforts to form additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As a result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company,” we must have more than nominal operations and more than nominal assets or assets that do not consist solely of cash or cash equivalents. Shares purchased in this offer, which will be immediately resalable, and sales of all of our other shares if and when applicable restrictions against resale expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a very limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to significant price volatility compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than that of more seasoned issues in the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination.

●	The public’s reaction to our press releases, S.E.C. filings, website content, and other public announcements and information.

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including those that may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control. They may decrease the market price of our Common Stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class-action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our Common Stock is so limited, investors who purchase our Common Stock may depress the market if they sell Common Stock.

Our Common Stock trades on the Expert Market. The Expert Market is generally very illiquid, and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act and do not meet the guidelines of the OTC Market. Our Common Stock itself infrequently trades.

The market price of our Common Stock may decline if a substantial number of shares are sold at once or in large blocks.

Presently, the market for our Common Stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our Common Stock, which may depress the market price. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our Common Stock to decline, reducing the value of the shares held by our other shareholders.

Future issuance of our Common Stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our Common Stock in the future. Issuing a substantial amount of our Common Stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination that received our Common Stock as consideration or by investors who have previously acquired such Common Stock, could have an adverse effect on the market price of our Common Stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our Common Stock may become subject to limitations or reductions on stock price, liquidity, or volume.

On September 16, 2020, the S.E.C. adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our Common Stock. The Rule, as amended, prohibits broker-dealers from publishing quotations on OTC Markets for an issuer’s securities unless they are based on current publicly available information about the Issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up to date in their Exchange Act reports. As of this date, we are uncertain what effect the Rule may have on us.

The Rule changes could harm our Common Stock’s liquidity and/or market price by either preventing our shares from being quoted or driving up our compliance costs. Because we are a voluntary filing under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot provide or maintain current public information about our Company, our stockholders may face difficulties in selling their shares of our Common Stock at desired prices, quantities, or times, or at all, as a result of the amendments to the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and are unaware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades in the Expert Market under the symbol “UBYH”. There is no quoted stock price at this time.

Shareholders

Our shares of common stock are issued in registered form. Pacific Stock Transfer, 6725 Via Austi Parkway #300, Las Vegas, Nevada 90119, is the registrar and transfer agent for our shares of common stock.

As of May 14, 2025, 284,367,820 shares of our common stock were outstanding, held by approximately 776 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid or declared dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S and globally, including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop, and implement a feasible plan for our company may be hindered by risks and uncertainties beyond our control, including, without limitation, the continued adverse effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of COVID-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditure related to running the Company, and it has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S and globally, including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting. However, no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop, and implement a feasible plan for our business may be hindered by risks and uncertainties beyond our control, including, without limitation, the continued adverse effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in business activities providing revenue or cash flow. However, during the next 12 months, we anticipate incurring costs related to investigating, evaluating, and negotiating potential business combinations, filing S.E.C. reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company, or is otherwise in need of additional funds for the development of new products or services or expansion into new markets. Alternatively, a business combination may involve the acquisition of, or merger with, an entity that desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any selected target business may be financially unstable or in the early stages of development. In such an event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may have a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that, due to our limited capital, we will likely only be able to affect one business combination. This lack of diversification will likely pose a substantial risk in investing in the Company indefinitely because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened if we acquire a business operating in a single industry or geographical region.

We anticipate that selecting a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances in some industries, and shortages of available capital, management believes that several firms are seeking business opportunities at this time at discounted rates, with which we will compete. We expect that any potentially available business combinations may appear in various industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities challenging and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with implementing a business plan and the commencement of operations.

Based on our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we can close a reverse merger, we will likely need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target shareholders, which will be very dilutive.

Additional issuances of equity or convertible debt securities will dilute our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the S.E.C. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will successfully address such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ Report accompanying our May 31, 2024, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates realizing our assets and satisfying our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

UbuyHoldings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UbuyHoldings, Inc as of May 31, 2024 and 2023, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

400 Columbia Drive, Suite 101
West Palm Beach, FL 33409
Ph.561 689-4093

Fax: 954 827-0968

No matters identified in the audit were considered to be critical audit matters.

/s/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

June 06, 2025

400 Columbia Drive, Suite 101
West Palm Beach, FL 33409
Ph.561 689-4093

Fax: 954 827-0968

UbuyHoldings, Inc.

Balance Sheets

	May 31, 2024	May 31, 2023
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$10,000
Notes payable related parties	45,102	5,000
Total current liabilities	45,102	15,000

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and 50,000,000 shares issued and outstanding respectively, as of May 31, 2024 and May 31, 2023	-	5,000,000
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized 10,000,000 and shares issued and outstanding	10,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 179,367,820 shares issued and outstanding respectively as of May 31, 2024 and May 31, 2023	284,368	179,368
Additional paid-in capital	13,874,090	8,735,090
Accumulated deficit	(14,213,560)	(13,929,458)
Total Stockholders’ deficit	(45,102)	(15,000)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these financial statements

UbuyHoldings, Inc.

Statements of Operations

	Fiscal Year ended May 31,	Fiscal Year ended May 31,
	2024	2023
Operating expenses:
General and administrative	$284,102	$15,000
Total operating expenses	284,102	15,000
Loss from operations	(284,102)	(15,000)
Loss before income taxes	(284,102)	(15,000)
Provision for income taxes (benefit)	-	-
Net loss	$(284,102)	$(15,000)

Basic (loss) per common share	$(0.00)	$(0.00)
Diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	221,826,836	179,367,820
Diluted	221,826,836	179,367,820

The accompanying notes are an integral part of these financial statements

UbuyHoldings, Inc.

Statements of Changes in Stockholders’ Deficit

			Preferred Stock				Additional		Total
	Preferred Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2022	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,914,458)	$-

Net (loss)		-		-		-	-	(15,000)	(15,000)

Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

			Preferred Stock				Additional		Total
	Preferred Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Issuance of Series A Preferred Stock	55,000,000	5,500,000	-		-		(5,483,500)	-	16,500

Issuance of Series A-1 Preferred Stock			10,000,000	10,000			227,500		237,500

Conversion of Series A Preferred Stock to Common Stock	(105,000,000)	(10,500,000)			105,000,000	105,000	10,395,000		-

Net (loss)		-				-	-	(284,102)	(284,102)

Balance, May 31, 2024	-	$-	10,000,000.00	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

The accompanying notes are an integral part of these financial statements

UbuyHoldings, Inc.

Statements of Cash Flows

	Fiscal Year ended May 31,	Fiscal Year ended May 31,
	2024	2023
Cash flows from operating activities of continuing operations:
Net loss	$(284,102)	$(15,000)
Stock compensation expense	254,000	-
Accounts payable and accrued liabilities	(10,000)	10,000
Net cash (used in) operating activities	(40,102)	(5,000)

Cash flows from financing activities:
Notes payable related parties	40,102	5,000
Net cash provided by financing activities	40,102	5,000

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIALS STATEMENTS FOR THE

FISCAL YEARS ENDED MAY 31, 2024 AND 2023

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

The Company filed its Form 10-K/A for the period ended May 31, 2000 on November 19, 2001 and has been dormant since that time. On July 26, 2023 as a result of a custodianship in Clark County, Nevada, Case Number: A-23-871247-B, Custodian Ventures LLC (“Custodian”), managed by Mr. David Lazar was appointed custodian of the Company. On the same date, Custodian appointed Mr. David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, and Chairman of the Board of Directors.

On June 20, 2024 (the “Closing Date”), and effective on June 24, 2024 (the “Effective Date”), David Lazar (the “Seller”) and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred and Common stock of the Company. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company resigned from their positions, and new officers designated by the Purchaser assumed their roles on June 24, 2024, with immediate effect.

Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Also, on the Effective Date, the Board appointed Mr. Honjian as President/CEO and CFO and as Secretary. As of the date of this Report the Board and the Company’s officers consist of just the one following person, Mr. John Tan Honjian.

Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group located in Hong Kong, Kuala Lumpur, and Shenzhen, where he led the Asia-Pacific-focused private equity investment group with AUM exceeding USD $500 million with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX, and NASDAQ. AEI Capital Group received the award of Best Private Equity Firm (East Asia) in Fund Awards 2021 and 2022 granted by Wealth & Finance International (WFI).

Since January 2020, Mr. Tan has served as co-president of the Investment Banking Services Group at European Credit Investment Bank Ltd., where he leads its offshore investment banking services group to serve small-cap listed companies across the Asia Pacific whose capital market needs are still mostly underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high-growth companies across Asia Pacific and acted as the Board advisor to various publicly listed companies across Asia Pacific.

The Company’s fiscal year end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Going Concern

As of May 31, 2024 the Company had $-0- in cash and cash equivalents. The Company had a net loss of $284,102 for the year ended May 31, 2024, had negative working capital of $45,102 and an accumulated deficit of $14,213,560 on May 31, 2024. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements. The most significant estimates relate to debt and liabilities. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of May 31, 2024, and May 31, 2023, the Company had no cash on hand.

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

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for non-employee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of May 31, 2024, Custodian Ventures, the company’s Custodian, had advanced $45,102 in the form of an interest-free demand loan. On December 6, 2023 and January 5, 2024, the Company awarded Custodian Ventures with two classes of Preferred Stock. See Note 4. Equity

NOTE 4 – EQUITY

Common stock

As of May 31, 2024 the Company had 500,000,000 common shares with a par value $0.001 authorized. As of May 31, 2024 and 2023 there were 284,367,820 and 179,367,820 common shares issued and outstanding, respectively.

Preferred stock

On December 6, 2023, the Company awarded Custodian Ventures 55,000,000 Class A Preferred Stock, and 10,000,000 shares of newly designated Series A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. The Class A Preferred Stock which was convertible on a 1 for 1 basis to common stock was valued at $0.0003 which was the trading pricing of the Company’s common stock on the date issuance of the Class A shares which equaled a value of $16,500. The 10,000,000 shares of Preferred A-1 stock, was convertible in 95% of then outstanding shares of common stock. The fair market selling price of comparable shell companies was determined to be $250,000 of which the Preferred A-1 stock granted a 95% interest which equaled a value of $237,500.

On January 5, 2024, Custodian Ventures converted its 55,000,000 Class A shares to 55,000,000 common shares. Simultaneously, the holder of 50,000,000 Class A shares also converted their shares to 50,000,000 shares of common stock.

As of May 31, 2024, there were 10,000,00 shares of Class A-1 Preferred shares with a par value of $0.001 authorized. As of May 31, 2024, 10,000,000 shares of Class A-1 Preferred Stock were issued and outstanding. Under the terms of the Certificate of Designation for the Series A-1 Preferred Stock, the 10,000,000 shares are convertible to a number of shares equal to 95% post conversion of the total number of issued and outstanding shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from May 31, 2024, through May 6, 2025, the date the financial statements were issued. Based on the evaluation, the Company identified the following subsequent events:

On June 20, 2024 (the “Closing Date”), and effective on June 24, 2024 (the “Effective Date”), David Lazar (the “Seller”) and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred and Common stock of the Company.

In connection with the transaction and subsequent amendments to the SPA, all previous officers of the Company resigned from their positions, and new officers designated by the Purchaser assumed their roles on June 24, 2024, with immediate effect. Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Mr. John Tan Honjian was also appointed CEO, President, CFO, and Secretary of the Company. Additionally,$45,102 in related party debt due to Mr. David Lazar was forgiven.

On April 16, 2025, Mr. Azham Azudin replaced John Tan Honjian as CFO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2024, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any effective evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2024. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of May 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ending May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth our executive officers’ and directors’ names and positions. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualified. The Board elects officers whose terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position
John Tan Honjian	36	CEO/Pres/Secretary/Director
Azham Azudin	53	CFO

Tan Honjian (John)

Upon the Change of Control on June 20, 2024, Mr. John Tan Honjian became an officer and sole director of the Company.

Mr. Tan, is based in Kuala Lumpur, Malaysia, brings extensive expertise as a corporate strategist and private equity investor with significant legal experience in local and cross-border corporate mergers and acquisitions, corporate joint ventures and strategic alliances, foreign investment, private equity and venture capital deals, private fund establishment and structuring for private equity fund and venture capital funds, project financing, structuring of investment deals for high net-worth family offices, strategic structuring of business deals, and property transactions for both corporate and individual clients.

Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group located in Hong Kong, Kuala Lumpur, and Shenzhen, where he led the Asia-Pacific-focused private equity investment group with AUM exceeding USD $500 million with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX, and NASDAQ. AEI Capital Group received the Best Private Equity Firm (East Asia) award in Fund Awards 2021 and 2022 granted by Wealth & Finance International (WFI).

Since January 2020, Mr. Tan has served as co-president of the Investment Banking Services Group at European Credit Investment Bank Ltd., where he leads its offshore investment banking services group to serve small cap listed companies across the Asia Pacific whose capital market needs are still mostly underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high-growth companies across Asia Pacific and acted as the Board advisor to various publicly listed companies across Asia Pacific.

Earlier in his career, Mr. Tan specialized in mergers and acquisitions, capital markets and private equity as a common law-qualified cross-border corporate lawyer at Rajah and Tann Singapore LLP, the largest law firm in the ASEAN region, headquartered in Singapore, with affiliate offices in Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Thailand and Vietnam, and founded in 1976. Mr. Tan also served as the regional counsel for a Fortune 100 Company in charge of the ASEAN and South Asia regions. Mr. Tan has received the honor of Global Innovator Award 2018 in Finance and Investment Category by Global SME Alliance, United Nations due to his significant contribution on ASEAN-plus-China One-Belt-One-Road private equity investment thesis. Mr. Tan spoke as a Panel Speaker in the Global SME Summit alongside with global leaders such as France’s ex-Prime Minister Mr. Jean-Pierre Raffarin and China’s ex-Vice Premier Mdm. Wu Gui Xian. Mr. Tan completed his Master of Business Administration (MBA) Essentials Programme at the London School of Economics and Political Science (LSE), with an Executive Program completed at the University of Oxford on Blockchain Strategy. He also completed his Postgrad Executive Programme in Alternative Investments at Harvard University.

Mr. Azudin was appointed Chief Financial Officer by the Board of Directors on April 16, 2025.

Mr. Azudin has over 25 years of investment experience specifically in private equity, venture capital deals, and corporate advisory, including corporate structuring, finance and mergers and acquisitions. Since March 2023, he has served as Vice President of Group Investments and Corporate Advisory at AEI Capital Ltd. Mr. Azudin will retain such role, however, in such capacity, he will also serve as the Chief Operating Officer of the Company. Prior to his current role, from September 2022 to January 2023, Mr. Azudin served as the Lead Executioner for the Security Token Offering (“STO”) Division at ATA Global Inc. US. From March 2021 to June 2021, Mr. Azudin was involved in the F&B Fund Framework and Conceptualization Paper at Articulate Fusion Sdn. Bhd. Mr. Azudin served as Vice President in Private Equity Investments at Malaysian Development Bank’s Private Equity Management Company from 2007 to 2010 and as the Executive Vice President in Corporate Affairs at Quest MasteryAsia Group from 2017 to 2021. Mr. Azudin holds a chartered accountant designation from the Malaysia Institute of Accountants.

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

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions since the same person is our sole officer and director.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership of the Company’s Common Stock with the S.E.C. The regulations of the S.E.C. require these individuals to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, none of the Company’s directors, executive officers, and persons who own more than 10% of the Common Stock failed to comply with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended May 31, 2024 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We have not paid any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2024, none of our Named Executive Officers held any unexercised options, unvested stock, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company has no securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth specific information regarding beneficial ownership of the Company’s Common Stock as of April 30, 2025 by (i) each person who the Company knows to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 284,367,820 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	% of Class of Stock
Officers and Directors

AEI Capital Ltd	Preferred A-1	10,000,000	100%
P.O Box 4342 Road Town Tortola,BVI D8 00000 John Tan Honjian, CEO. He is also a Director and has voting control of AEI.	Stock*

Azham Azudin CFO No. 14 Lorong 31, Tamin Patani Jaya Sungai Petani, Kedah, N8 08000	-0-	-0-

All Officers & Directors as a Group(2)	Preferred A-1 Stock*	10,000,000	100%

*	The A-1 Preferred Stock is convertible to 95% of the issued and outstanding common stock after conversion

5% SHAREHOLDERS

Fortuna Holdings Limited 72 London Road. St. Albans, England Nicholas C. Georgiou has voting control.	Common	121,550,000	42.7%

Custodian Ventures LLC 3445 Lawrence Avenue Oceanside, NY 11572-5426 David Lazar has voting control	Common	55,000,000	19.3%

Celexx Corporation. WJB Chiltern Ltd. 409 Summit Ridge Place Apt 217 Longwood, Florida 32779-6252 David Langle has voting control.	Common	16,250,000	5.7%

Chilnom Ltd. WJB Chiltern Ltd. PO Box 148 3rd floor 38 Esplanade Jersey JE4 8QL United Kingdom Aidan Ward has voting control.	Common	16,000,000	5.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2024, the Company paid $12,500 in accounting fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBUYHOLDINGS, INC.

Dated: June 6, 2025	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Azham Azudin
Azham Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)