Form 10-Q
period 2024-08-31
UBUYHOLDINGS INC
filed 2025-08-04
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2025 was 284,367,820 shares.

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

Item 1. Financial Statements.

UbuyHoldings, Inc

Balance Sheets

(Unaudited)

	August 31,	May 31,
	2024	2024
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$-
Notes payable related parties	-	45,102
Total current liabilities	-	45,102

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of August 31, 2024 and May 31, 2024	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding respectively as of August 31, 2024 and May 31, 2024	10,000	10,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 179,367,820 shares issued and outstanding respectively as of August 31, 2024 and May 31, 2024	284,368	284,368
Additional paid-in capital	13,919,192	13,874,090
Accumulated deficit	(14,213,560)	(14,213,560)
Total Stockholders’ deficit	-	(45,102)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

UbuyHoldings, Inc

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2024	2023
Operating expenses:
General and administrative	$-	$18,361
Total operating expenses	-	18,361
Loss from operations	-	(18,361)
Loss before income taxes	-	(18,361)
Provision for income taxes (benefit)	-	-
Net loss	$-	$(18,361)

Basic (loss) per common share	$-	$(0.00)
Diluted earnings per common share	$-	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	284,367,820	179,367,820
Diluted	284,367,820	179,367,820

The accompanying notes are an integral part of these (unaudited) financial statements

UbuyHoldings Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Net (loss)		-		-		-	-	(18,361)	(18,361)

Balance, August 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,947,819)	$(33,361)

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

Forgiveness of debt by related party							45,102		45,102

Net (loss)		-		-		-		-	-

Balance, August 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

The accompanying notes are an integral part of these unaudited financial statements.

UbuyHoldings, Inc

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2024	2023
Cash flows from operating activities of continuing operations:
Net income (loss)	$-	$(18,361)
Accounts payable and accrued liabilities	-	-
Net cash used in operating activities	-	(18,361)

Cash flows from financing activities:
Notes payable related parties	-	18,361
Net cash provided by financing activities	-	18,361

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Significant Non-Cash Transactions
Sale of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$45,102	$-

The accompanying notes are an integral part of these (unaudited) financial statements

NOTES TO UNAUDITED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED AUGUST 31, 2024 AND AUGUST 31, 2023

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

Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Also, on the Effective Date, the Board appointed Mr. Honjian as President/CEO, CFO, and Secretary. As of the date of this Report, the Board and the Company’s officers consist of John Tan Honjian the CEO, and Mohd Azham bin Azudin the CFO.

The Company’s fiscal year end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Going Concern

As of August 31, 2024 the Company had $-0- in cash and cash equivalents. The Company had a net loss of $-0- for the three months ended August 31, 2024, had no working capital and an accumulated deficit of $14,213,560 on August 31, 2024. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently in custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of August 31, 2024 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three months ended August 31, 2024, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full three months. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of August 31, 2024 and May 31, 2024. The Company had no cash on hand.

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognizes compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for non-employee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – RELATED PARTY DEBT

As of August 31, 2024, Custodian Ventures, the Company had no related party debt outstanding. See Note 4. “Capital Stock” with respect to the forgiveness of $45,102 by David Lazar of related party debt.

NOTE 4 – CAPITAL STOCK

Common stock

As of August 31, 2024 and May 31, 2024, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 284,367,820 and 179,367,820 shares issued and outstanding, respectively.

Preferred stock

As of August 31, 2024 and May 31, 2024, the Company had -0- shares of Class A Preferred Stock authorized with a par value of $0.10 authorized, with -0-and -0- shares of Class A Preferred Stock issued and outstanding as of August 31, 2024 and May 31, 2024. Each share of Class A Preferred Stock was convertible to one share of common stock.

As of August 31, 2024 and May 31, 2024, the Company had 10,000,000 shares of Class A-1 Preferred Stock authorized with a par value of $0.001 authorized, with 10,000,000 and 10,000,000 shares of Class A-1 Preferred Stock issued and outstanding as of August 31, 2024 and May 31, 2024. The 10,000,000 shares of Class A-1 Preferred is convertible to a number of shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock.

On December 6, 2023 the Company awarded Custodian Ventures 55,000,000 shares of Class A Preferred Stock, and 10,000,000 shares of newly designated Class A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. Under the terms of the Certificate of Designation for the Class A-1 Preferred Stock, the 10,000,000 preferred shares are convertible to a number of common shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock. Since the Company’s common shares were not quoted on any stock exchanges, the fair market value of the conversion feature of the Preferred A-1 shares was determined based upon comparable sales of shell companies recently made by the Custodian; less notes payable of $58,802 due to the Custodian. As a result the Company valued 95% of the shell at $261,250 less $58,802, or $202,448 as stock based compensation to the Custodian on its Statement of Operations for the three months ended August 31, 2024.

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

In connection with the transaction and subsequent amendments to the SPA, all previous officers of the Company resigned from their positions, and new officers designated by the Purchaser assumed their roles on June 24, 2024, with immediate effect. Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Mr. John Tan Honjian was also appointed CEO, President, CFO, and Secretary of the Company. Additionally, $45,102 in related party debt due to Mr. David Lazar was forgiven.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from August 31, 2024, through August 1, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

The Company has no operations at this time and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it is also currently not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such events, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “U.S. GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of August 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended May 31, 2024, filed in 2025, which sections are incorporated by reference into this report, as the same may be updated from time to time.

As a smaller reporting company, the Company is not required to disclose material changes to the Risk Factors that were contained in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBUYHOLDINGS, INC.

Dated: August 4, 2025	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)