Form 10-Q
period 2024-11-30
UBUYHOLDINGS INC
filed 2025-08-04
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Item 1. Financial Statements.

UbuyHoldings, Inc

Balance Sheets

(Unaudited)

	November 30,	May 31,
	2024	2024
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$-
Notes payable related parties	-	45,102
Total current liabilities	-	45,102

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of November 30, 2024 and May 31, 2024	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding respectively as of November 30, 2024 and May 31, 2024	10,000	10,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 179,367,820 shares issued and outstanding respectively as of November 30, 2024 and May 31, 2024	284,368	284,368
Additional paid-in capital	13,919,192	13,874,090
Accumulated deficit	(14,213,560)	(14,213,560)
Total Stockholders’ deficit	-	(45,102)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

UbuyHoldings, Inc

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$-	$5,262	$-	$23,623
Total operating expenses	-	5,262	-	23,623
Loss from operations	-	(5,262)	-	(23,623)
Loss before income taxes	-	(5,262)	-	(23,623)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$-	$(5,262)	$-	$(23,623)

Basic (loss) per common share	$-	$(0.00)	$-	$(0.00)
Diluted earnings per common share	$-	$(0.00)	$-	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	284,367,820	179,367,820	284,367,820	179,367,820
Diluted	284,367,820	179,367,820	284,367,820	179,367,820

The accompanying notes are an integral part of these unaudited financial statements

UbuyHoldings Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Preferred Stock Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Net (loss)		--		-		-	-	(18,361)	(18,361)

Balance, August 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,947,819)	$(33,361)

Net (loss)		-		-		-	-	(7,433)	(7,433)

Balance, November 30, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,955,252)	$(40,794)

	Preferred Stock		Preferred Stock Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

Forgiveness of debt by related party							45,102		45,102

Net (loss)		-		-		-	-	-	-

Balance, August 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

Net (loss)		-		-		-	-	-	-

Balance, November 30, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

The accompanying notes are an integral part of these unaudited financial statements.

UbuyHoldings, Inc

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2024	2023
Cash flows from operating activities of continuing operations:
Net (loss)	$-	$(23,623)
Accounts payable and accrued liabilities	-	-
Net cash (used in) operating activities	-	(23,623)

Cash flows from financing activities:
Notes payable related parties	-	23,623
Net cash provided by financing activities	-	23,623

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Significant Non-Cash Transactions
Sale of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$45,102	$-

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO UNAUDITED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED NOVEMBER 30, 2024 AND NOVEMBER 30, 2023

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

Going Concern

As of November 30, 2024 the Company had $-0- in cash and cash equivalents. The Company had net loss of $-0- for the six months ended November 30, 2024, had no working capital and an accumulated deficit of $14,213,560 on November 30, 2024. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. The most significant estimates relate to liabilities. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of November 30, 2024 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the six months ended November 30, 2024, the financial statements were not impacted by the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full six months. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of November 30, 2024 and May 31, 2024. The Company had no cash on hand.

Net Loss per Share

The Company reports loss per share under A.S.C. Topic 260, “Earnings Per Share,” which establishes standard for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

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

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for non-employee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the non-employee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – RELATED PARTY DEBT

As of November 30, 2024, Custodian Ventures, the Company had no related party debt outstanding. See Note 4. “Capital Stock” with respect to the forgiveness of $45,102 by David Lazar of related party debt.

NOTE 4 – CAPITAL STOCK

Common stock

As of November 30, 2024 and May 31, 2024, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 284,367,829 and 179,367,820 shares issued and outstanding, respectively.

Preferred stock

As of November 30, 2024 and May 31, 2024, the Company had -0- shares of Class A Preferred Stock authorized with a par value of $0.10 authorized, with -0-and -0- shares of Class A Preferred Stock issued and outstanding as of November 30, 2024 and May 31, 2024. Each share of Class A Preferred Stock was convertible to one share of common stock.

As of November 30, 2024 and May 31, 2024, the Company had 10,000,000 shares of Class A-1 Preferred Stock authorized with a par value of $0.001 authorized, with 10,000,000 and 10,000,000 shares of Class A-1 Preferred Stock issued and outstanding as of November 30, 2024 and May 31, 2024. The 10,000,000 shares of Class A-1 Preferred is convertible to a number of shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock.

On December 6, 2023 the Company awarded Custodian Ventures 55,000,000 shares of Class A Preferred Stock, and 10,000,000 shares of newly designated Class A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. Under the terms of the Certificate of Designation for the Class A-1 Preferred Stock, the 10,000,000 preferred shares are convertible to a number of common shares equal to 95% of the post conversion of the total number of issued and outstanding shares of common stock. Since the Company’s common shares were not quoted on any stock exchanges, the fair market value of the conversion feature of the Preferred A-1 shares was determined based upon comparable sales of shell companies recently made by the Custodian; less notes payable of $58,802 due to the Custodian. As a result the Company valued 95% of the shell at $261,250 less $58,802, or $202,448 as stock based compensation to the Custodian on its Statement of Operations for the six months ended November 30, 2024.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from November 30, 2024, through August 1, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of November 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the six months ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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