Form 10-K
period 2025-05-31
UBUYHOLDINGS INC
filed 2025-09-11
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

As of September 11, 2025, the Registrant had 284,367,820 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, the terms “we”, “us”, “our”, “the Company”, and “UBYH” mean UbuyHoldings, Inc., unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe”, “may”, “estimate”, “continue”, “anticipate”, “intend”, “should”, “plan”, “could”, “target”, “potential”, “is likely”, “will”, “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. –Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether due to new information, future events, or otherwise.

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

Corporate History

UbuyHoldings, Inc. (“we”, “us”, the “Company”, “UBUY”), f/k/a E-Pawn.Com, Inc., was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E-Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.com, Inc. Its wholly owned subsidiary, E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complementary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

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

Mr. David Lazar, 33, was the CEO and Chairman of the Company from July 26, 2023, until June 20, 2024. On June 20, 2024 (the “Closing Date”), and effective on June 24, 2024 (the “Effective Date”), Mr. David Lazar (the “Seller”) and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred (upon conversion) and Common stock of the Company. In connection with the transaction and subsequent amendments to the SPA, all previous officers of the Company resigned from their positions, and new officers designated by the Purchaser assumed their roles on June 24, 2024, with immediate effect. Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Mr. John Tan Honjian was appointed as the Company’s CEO, President, CFO, and Secretary of the Company. Subsequently, on April 16, 2025, Mr. Mohd Azham bin Azudin was appointed as the Chief Financial Officer.

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

We intend to seek, investigate, and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms that desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry, or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is intended to be general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities that have recently commenced operations, or that desire to utilize the public marketplace to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risks to investors, including dilution and management.

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

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will, in all likelihood, hold a substantially lesser percentage of ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to a significant reduction in the event that we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include other miscellaneous terms.

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

Mr. John Tan Honjian is our CEO, President, and Secretary, and sole director, is part-time and devotes approximately 10 hours weekly to Company affairs. Mr. Mohd Azham bin Azudin is our Chief Financial Officer is part-time and devotes approximately 10 hours weekly to Company affairs.

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

Our Chief Executive Officer, Mr. John Tan Honjian and our Chief Financial Officer, Mr. Mohd Azham bin Azudin are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Our officers are not obligated to contribute any specific number of hours to our affairs, and they may engage in other business endeavors while they provide consulting services to the Company. If any of their other business affairs require them to devote substantial amounts of time to such matters, it could materially limit their ability to devote their time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatibility with us as expected.

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

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases, the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case, we will be subject to risks associated with dependence on a single industry or region.

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

We are a “shell company” as the applicable federal securities laws define that term. Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we are considered a “shell company”. Applicable provisions of Rule 144 specify that during the time that we are a “shell company” and for one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may potentially affect future efforts to form additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As a result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company,” we must have more than nominal operations and more than nominal assets or assets that do not consist solely of cash or cash equivalents. Shares purchased in this offer, which will be immediately resaleable, and sales of all of our other shares if and when applicable restrictions against resale expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a very limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. The volatility in UBYH’s Common Stock is mainly due to its shell company status, low trading volume, and limited liquidity in the OTC market. Further, even if an active market for our Common Stock develops, it will likely be subject to significant price volatility compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than that of more seasoned issues in the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

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

ITEM 1C. CYBERSECURITY

Not applicable

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

As of September 11, 2025, 284,367,820 shares of our common stock were outstanding, held by approximately 776 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently has no operations or revenue as of the date of this Report. We are currently in the process of developing a comprehensive business plan. Management intends to explore and identify viable business opportunities within the U.S and globally, including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop, and implement a feasible plan for our company may be hindered by risks and uncertainties beyond our control, including, without limitation, the continued adverse effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of COVID-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditure related to running the Company, and it has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S and globally, including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting. However, no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop, and implement a feasible plan for our business may be adversely affected by risks and uncertainties beyond our control, including, without limitation, the ongoing impact of the COVID-19 pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

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

Additional issuances of equity or convertible debt securities will dilute our current shareholders’ equity. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our May 31, 2025, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates realizing our assets and satisfying our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of UbuyHoldings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UbuyHoldings, Inc as of May 31, 2025 and 2024, the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

F-2

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

May 5, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

UbuyHoldings, Inc.

Balance Sheets

	May 31, 2025	May 31, 2024
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$34,141	$-
Notes payable related parties	18,584	45,102
Total current liabilities	52,725	45,102

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of May 31, 2025 and May 31, 2024	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized 10,000,000 and 10,000,000 shares issued and outstanding respectively as of May 31, 2025 and May 31, 2024	10,000	10,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 284,367,820 shares issued and outstanding respectively, as of May 31, 2025 and May 31, 2024	284,368	284,368
Additional paid-in capital	13,919,192	13,874,090
Accumulated deficit	(14,266,285)	(14,213,560)
Total Stockholders’ deficit	(52,725)	(45,102)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

UbuyHoldings, Inc.

Statements of Operations

	Fiscal Year ended May 31,	Fiscal Year ended May 31,
	2025	2024
Operating expenses:
General and administrative	$52,725	$284,102
Total operating expenses	52,725	284,102
Loss from operations	(52,725)	(284,102)
Loss before income taxes	(52,725)	(284,102)
Provision for income taxes (benefit)	-	-
Net loss	$(52,725)	$(284,102)

Basic (loss) per common share	$(0.00)	$(0.00)
Diluted (loss) per common share	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	284,367,820	221,826,836
Diluted	284,367,820	221,826,836

The accompanying notes are an integral part of these financial statements.

UbuyHoldings, Inc.

Statements of Changes in Stockholders’ Deficit

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2023	50,000,000	$5,000,000	-	$-	179,367,820	$179,368	$8,735,090	$(13,929,458)	$(15,000)

Issuance of Series A Preferred Stock	55,000,000	$5,500,000	-		-		(5,483,500)	-	16,500

Issuance of Series A-1 Preferred Stock			10,000,000	$10,000			227,500		237,500

Conversion of Series A Preferred Stock to Common Stock	(105,000,000)	$(10,500,000)			105,000,000	$105,000	10,395,000		-

Net (loss)		-		-		-	-	(284,102)	(284,102)

Balance, May 31, 2024	-	$-	10,000,000.00	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000.00	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

Forgiveness of debt by related party							45,102	-	45,102

Net (loss)		-		-		-	-	(52,725)	(52,725)

Balance, May 31, 2025	-	$-	10,000,000.00	$10,000	284,367,820	$284,368	$13,919,192	$(14,266,285)	$(52,725)

The accompanying notes are an integral part of these financial statements.

UbuyHoldings, Inc.

Statements of Cash Flows

	Fiscal Year ended May 31,	Fiscal Year ended May 31,
	2025	2024
Cash flows from operating activities
Net (loss)	$(52,725)	$(284,102)
Stock compensation expense	-	254,000
Accounts payable and accrued liabilities	34,141	(10,000)
Net cash (used in) operating activities	(18,584)	(40,102)

Cash flows from financing activities:
Notes payable related parties	18,584	40,102
Net cash provided by financing activities	18,584	40,102

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activity
Sale of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$45,102	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

FISCAL YEARS ENDED MAY 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

UbuyHoldings, Inc. (“we”, “us”, the “Company”, “UBUY”), f/k/a E-Pawn.Com, Inc. was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E- Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.Com, Inc. Its wholly-owned subsidiary E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complementary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

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

Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Also, on the Effective Date, the Board appointed Mr. John Tan Honjian as President/CEO and CFO and as Secretary. Subsequently, on April 16, 2025, Mr. Mohd Azham bin Azudin was appointed as the Chief Financial Officer.

Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group located in Hong Kong, Kuala Lumpur, and Shenzhen, where he led the Asia-Pacific-focused private equity investment group with AUM exceeding USD $3 billion with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX, and NASDAQ. AEI Capital Group received the award of Best Private Equity Firm (East Asia) in Fund Awards 2021 and 2022 granted by Wealth & Finance International (WFI).

Since January 2020, Mr. Tan has served as co-president of the Investment Banking Services Group at European Credit Investment Bank Ltd., where he leads its offshore investment banking services group to serve small-cap listed companies across the Asia Pacific whose capital market needs are still mostly underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high-growth companies across the Asia Pacific and acted as the Board advisor to various publicly listed companies across the Asia Pacific.

The Company’s fiscal year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Going Concern

As of May 31, 2025 the Company had $-0- in cash and cash equivalents. The Company had a net loss of $52,725 for the fiscal year ended May 31, 2025, had negative working capital of $52,725 and an accumulated deficit of $14,266,285 on May 31, 2025. Historically, the Company’s principal sources of liquidity have been cash provided by related parties. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of May 31, 2025, and May 31, 2024, the Company had no cash on hand.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not sustained upon examination by taxing authorities.

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

Net Loss per Share

The Company reports loss per share under A.S.C. Topic 260, “Earnings Per Share”, which establishes computing standards and presents earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For the diluted net loss per share calculation purposes, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

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

On June 20, 2024, Mr. David Lazar, the managing director of Custodian Ventures the “Seller” and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred (upon conversion) and Common stock of the Company. Concurrently with this transaction Custodian Ventures forgave the balance due of $45,102 due from the Company. See Note 4. Equity.

As of May 31, 2025, a related party had advanced $18,584 in the form of an interest-free demand loan.

NOTE 4 – EQUITY

Common stock

As of May 31, 2025 the Company had 500,000,000 common shares with a par value $0.001 authorized. As of May 31, 2025 and 2024 there were 284,367,820 common shares issued and outstanding, respectively.

Preferred stock

On December 6, 2023, the Company awarded Custodian Ventures 55,000,000 Class A Preferred Stock, and 10,000,000 shares of newly designated Series A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. The Class A Preferred Stock which was convertible on a 1 for 1 basis to common stock was valued at $0.0003 which was the trading price of the Company’s common stock on the date issuance of the Class A shares which equaled a value of $16,500. The 10,000,000 shares of Preferred A-1 stock, was convertible in 95% of then outstanding shares of common stock. The fair market selling price of comparable shell companies was determined to be $250,000 of which the Preferred A-1 stock granted a 95% interest which equaled a value of $237,500.

On January 5, 2024, Custodian Ventures converted its 55,000,000 Class A shares to 55,000,000 common shares. Simultaneously, the holder of 50,000,000 Class A shares also converted their shares to 50,000,000 shares of common stock.

As of May 31, 2025, there were 10,000,00 shares of Class A-1 Preferred shares with a par value of $0.001 authorized. As of May 31, 2025, 10,000,000 shares of Class A-1 Preferred Stock were issued and outstanding. Under the terms of the Certificate of Designation for the Series A-1 Preferred Stock, the 10,000,000 shares are convertible to a number of shares equal to 95% post conversion of the total number of issued and outstanding shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from August 31, 2024, through September 11, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2025, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2025. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of May 31, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ending May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISLCOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

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

Name	Age	Position
John Tan Honjian	37	CEO/Pres/Secretary/Director
Mohd Azham bin Azudin	53	CFO

Tan Honjian (John)

Upon the Change of Control on June 20, 2024, Mr. John Tan Honjian became an officer and sole director of the Company. Subsequently, on April 16, 2025, Mr. Mohd Azham bin Azudin was appointed Chief Financial Officer.

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

Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group located in Hong Kong, Kuala Lumpur, and Shenzhen, where he led the Asia-Pacific-focused private equity investment group with AUM exceeding USD $3 billion with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX, and NASDAQ. AEI Capital Group received the Best Private Equity Firm (East Asia) award in Fund Awards 2021 and 2022 granted by Wealth & Finance International (WFI).

Mr. Tan has served as Chief Executive Officer, Chairman, and Director of OpGen since August 2, 2024, a position he continues to hold, and as co-president of the Investment Banking Services Group at European Credit Investment Bank Ltd. since January 2020, where he leads its offshore investment banking services group to serve small-cap listed companies across the Asia Pacific whose capital market needs are still largely underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high-growth companies across the Asia Pacific and acted as the Board advisor to various publicly listed companies across the Asia Pacific.

Earlier in his career, Mr. Tan specialized in mergers and acquisitions, capital markets and private equity as a common law-qualified cross-border corporate lawyer at Rajah and Tann Singapore LLP, the largest law firm in the ASEAN region, headquartered in Singapore, with affiliate offices in Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Thailand and Vietnam, and founded in 1976. Mr. Tan also served as the regional counsel for a Fortune 100 Company in charge of the ASEAN and South Asia regions. Mr. Tan has received the honor of Global Innovator Award 2018 in Finance and Investment Category by Global SME Alliance, United Nations for his significant contribution on ASEAN-plus-China One-Belt-One-Road private equity investment thesis. Mr. Tan spoke as a Panel Speaker in the Global SME Summit alongside with global leaders such as France’s ex-Prime Minister Mr. Jean-Pierre Raffarin and China’s ex-Vice Premier Mdm. Wu Gui Xian. Mr. Tan completed his Master of Business Administration (MBA) Essentials Programme at the London School of Economics and Political Science (LSE), with an Executive Program completed at the University of Oxford on Blockchain Strategy. He also completed his Postgrad Executive Programme in Alternative Investments at Harvard University.

Mr. Azudin was appointed Chief Financial Officer by the Board of Directors on April 16, 2025.

Mr. Azudin has over 25 years of investment experience specifically in private equity, venture capital deals, and corporate advisory, including corporate structuring, finance and mergers and acquisitions. Since March 2023, he has served as Vice President of Group Investments and Corporate Advisory at AEI Capital Ltd. On December 4, 2024, the Board of Directors of OpGen, Inc. appointed Mr. Azudin as Chief Operating Officer of the Company, a position he continues to hold. Mr. Azudin will retain such role, however, in such capacity, he will also serve as the Chief Operating Officer of the Company. Prior to his current role, from September 2022 to January 2023, Mr. Azudin served as the Lead Executioner for the Security Token Offering (“STO”) Division at ATA Global Inc. US. From March 2021 to June 2021, Mr. Azudin was involved in the F&B Fund Framework and Conceptualization Paper at Articulate Fusion Sdn. Bhd. Mr. Azudin served as Vice President in Private Equity Investments at Malaysian Development Bank’s Private Equity Management Company from 2007 to 2010 and as the Executive Vice President in Corporate Affairs at Quest MasteryAsia Group from 2017 to 2021. Mr. Azudin holds a chartered accountant designation from the Malaysian Institute of Accountants.

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

Code of Ethics and Insider Trading

Our Board has not adopted a Code of Ethics or an Insider Trading Policy due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended May 31, 2025 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2025, none of our Named Executive Officers held any unexercised options, unvested stock, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth specific information regarding beneficial ownership of the Company’s Common Stock as of August 15, 2025 by (i) each person who the Company knows to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 284,367,820 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	% of Class of Stock
Officers and Directors

AEI Capital Ltd	Preferred A-1	10,000,000	100%
P.O Box 4342 Road Town Tortola, BVI D8 00000 John Tan Honjian, CEO. He is also a Director and has voting control of AEI.	Stock*

Mohd Azham bin Azudin CFO No. 14 Lorong 31, Taman Patani Jaya 08000, Sungai Petani, Kedah,	-0-	-0-

All Officers & Directors as a Group(2)	Preferred A-1 Stock*	10,000,000	100%

*	The A-1 Preferred Stock is convertible to 95% of the issued and outstanding common stock after conversion

5% SHAREHOLDERS

Fortuna Holdings Limited 72 London Road. St. Albans, England Nicholas C. Georgiou has voting control.	Common	121,550,000	42.7%

Custodian Ventures LLC 3445 Lawrence Avenue Oceanside, NY 11572-5426 David Lazar has voting control	Common	55,000,000	19.3%

Celexx Corporation. WJB Chiltern Ltd. 409 Summit Ridge Place Apt 217 Longwood, Florida 32779-6252 David Langle has voting control.	Common	16,250,000	5.7%

Chilnom Ltd. WJB Chiltern Ltd. PO Box 148 3rd floor 38 Esplanade Jersey JE4 8QL United Kingdom Aidan Ward has voting control.	Common	16,000,000	5.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2025, the Company paid $12,500 in accounting fees.

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

UBUYHOLDINGS, INC.

September 11, 2025	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)