Form 10-Q
period 2025-08-31
UBUYHOLDINGS INC
filed 2025-10-14
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 10, 2025 was 284,367,820 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to our ability to consummate the Merger, as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to UbuyHoldings, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

UbuyHoldings, Inc.

Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2025	2025
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$10,058	$34,141
Notes payable related parties	62,975	18,584
Total current liabilities	73,033	52,725

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of August 31, 2025 and May 31, 2025	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding respectively as of August 31, 2025 and May 31, 2025	10,000	10,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 284,367,820 shares issued and outstanding respectively as of August 31, 2025 and May 31, 2025	284,368	284,368
Additional paid-in capital	13,919,192	13,919,192
Accumulated deficit	(14,286,593)	(14,266,285)
Total Stockholders’ deficit	(73,033)	(52,725)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2025	2024
Operating expenses:
General and administrative	$20,308	$-
Total operating expenses	20,308	-
Loss from operations	(20,308)	-
Loss before income taxes	(20,308)	-
Provision for income taxes (benefit)	-	-
Net loss	$(20,308)	$-

Basic (loss) per common share	$-	$-
Diluted earnings per common share	$(0.00)	$-

Weighted-weighted average number of shares outstanding:
Basic	284,367,820	221,826,836
Diluted	284,367,820	221,826,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

Forgiveness of debt by related party							45,102		45,102

Net (loss)		-		-		-	-	-	-

Balance, August 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2025	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,266,285)	$(52,725)

Net (loss)		-		-		-	-	(20,308)	(20,308)

Balance, August 31, 2025	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,286,593)	$(73,033)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UbuyHoldings, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2025	2024
Cash flows from operating activities
Net loss	$(20,308)	$-
Accounts payable and accrued liabilities	(24,083)	-
Net cash used in operating activities	(44,391)	-

Cash flows from financing activities:
Notes payable related parties	44,391	-
Net cash provided by financing activities	44,391	-

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Significant Non-Cash Transactions
Sale of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$	$45,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIALS STATEMENTS FOR THE

PERIOD ENDED AUGUST 31, 2025 AND AUGUST 31, 2024

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

Pursuant to the SPA and subsequent amendments, the Board of Directors (“Board”) appointed Mr. John Tan Honjian to fill a vacancy on the Company’s Board of Directors caused by the resignation of the Company’s sole Board Member, Mr. David Lazar. Such appointments and resignations became effective on June 24, 2024. Also, on the Effective Date, the Board appointed Mr. Honjian as President/CEO, CFO, and Secretary. As of the date of this Report, the Board and the Company’s officers consist of Mr. John Tan Honjian the CEO, and Mr. Mohd Azham bin Azudin the CFO.

The Company’s fiscal year end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Going Concern

As of August 31, 2025 the Company had $-0- in cash and cash equivalents. The Company had net loss of $20,308 for the three months ended August 31, 2025, had negative working capital of $73,033 and an accumulated deficit of $14,286,593 on August 31, 2025. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities at the date of the financial statements. The most significant estimates relate to debt and liabilities. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of August 31, 2025 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. For the three months ended August 31, 2025, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full three months. These financial statements should be read in conjunction with the audited financial statements at and as of August 31, 2025 and August 31, 2024. The Company had no cash on hand.

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

As of August 31, 2025 and May 31, 2025, a related party had advanced $62,975 and $18,584, respectively, in the form of an interest-free demand loan.

NOTE 4 – CAPITAL STOCK

Common stock

As of August 31, 2025 and May 31, 2025, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 284,367,820 and 284,367,820 issued and outstanding, respectively.

Preferred stock

On December 6, 2023, the Company awarded Custodian Ventures 55,000,000 share of Class A Preferred Stock, and 10,000,000 shares of newly designated Series A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. The Class A Preferred Stock which was convertible on a 1 for 1 basis to common stock was valued at $0.0003, which was the trading price of the Company’s common stock on the date issuance of the Class A shares which equaled a value of $16,500. The 10,000,000 shares of Preferred A-1 stock, was convertible in 95% of then outstanding shares of common stock. The fair market selling price of comparable shell companies was determined to be $250,000 of which the Preferred A-1 stock granted a 95% interest which equaled a value of $237,500.

On January 5, 2024, Custodian Ventures converted its 55,000,000 Class A Preferred Stock into 55,000,000 common shares. Simultaneously, the holder of 50,000,000 Class A Preferred Stock also converted their shares into 50,000,000 shares of common stock.

As of August 31, 2025, there were 10,000,00 shares of Class A-1 Preferred Stock with a par value of $0.001 authorized and 10,000,000 shares of Class A-1 Preferred Stock were issued and outstanding. Under the terms of the Certificate of Designation for the Series A-1 Preferred Stock, the 10,000,000 shares are convertible to a number of shares equal to 95% post conversion of the total number of issued and outstanding shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from May 31, 2025, through October 10, 2025 the date the condensed financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely that we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of August 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended August 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended May 31, 2025, filed in 2025, which sections are incorporated by reference into this report, as the same may be updated from time to time.

As a smaller reporting company, the Company is not required to disclose material changes to the Risk Factors that were contained in the 2025 Form 10-K.

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

UBUYHOLDINGS, INC.

October 14, 2025	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)