Form 10-Q
period 2025-11-30
UBUYHOLDINGS INC
filed 2026-01-12
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of January 12, 2026 was 284,367,820 shares.

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

Item 1. Financial Statements.

UbuyHoldings, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30,	May 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$34,141
Notes payable related parties	80,783	18,584
Total current liabilities	80,783	52,725

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of November 30, 2025 and May 31, 2025	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding respectively as of November 30, 2025 and May 31, 2025	10,000	10,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,367,820 and 284,367,820 shares issued and outstanding respectively as of November 30, 2025 and May 31, 2025	284,368	284,368
Additional paid-in capital	13,919,192	13,919,192
Accumulated deficit	(14,294,343)	(14,266,285)
Total Stockholders’ deficit	(80,783)	(52,725)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UbuyHoldings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$7,750	$-	$28,058	$-
Total operating expenses	7,750	-	28,058	-
Loss from operations	(7,750)	-	(28,058)	-
Loss before income taxes	(7,750)	-	(28,058)	-
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(7,750)	$-	$(28,058)	$-

Basic (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-weighted average number of shares outstanding:
Basic	284,367,820	284,367,820	284,367,820	284,367,820
Diluted	284,367,820	284,367,820	284,367,820	284,367,820

The accompanying notes are an integral part of these unaudited financial statements.

UbuyHoldings, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,874,090	$(14,213,560)	$(45,102)

Forgiveness of debt by related party							45,102		45,102

Net (loss)		-		-		-	-	-	-

Balance, August, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

Net (loss)		-		-		-	-	-	-

Balance, November 30, 2024	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,213,560)	$-

			Preferred Stock				Additional		Total
	Preferred A Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2025	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,266,285)	$(52,725)

Net (loss)		-		-		-	-	(20,308)	(20,308)

Balance, August, 2025	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,286,593)	$(73,033)

Net (loss)		-		-		-	-	(7,750)	(7,750)

Balance, November 30, 2025	-	$-	10,000,000	$10,000	284,367,820	$284,368	$13,919,192	$(14,294,343)	$(80,783)

The accompanying notes are an integral part of these unaudited financial statements.

UbuyHoldings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(28,058)	$-
Accounts payable and accrued liabilities	(34,141)	-
Net cash (used in) operating activities	(62,199)	-

Cash flows from financing activities:
Notes payable related parties	62,199	-
Net cash provided by financing activities	62,199	-

Net increase (decrease) in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$-	$45,102

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIALS STATEMENTS FOR THE

PERIODS ENDED NOVEMBER 30, 2025 AND NOVEMBER 30, 2024

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

Going Concern

As of November 30, 2025 the Company had $-0- in cash and cash equivalents. The Company had net loss of $28,058 for the six months ended November 30, 2025, had negative working capital of $80,783 and an accumulated deficit of $14,294,343 on November 30, 2025. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of November 30, 2025 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. For the six months ended November 30, 2025, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full six months. These financial statements should be read in conjunction with the audited financial statements at and as of November 30, 2025 and May 31, 2025. The Company had no cash on hand.

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

As of November 30, 2025 and May 31, 2025, a related party had advanced $80,783 and $18,584, respectively, in the form of an interest-free demand loan.

NOTE 4 – CAPITAL STOCK

Common stock

As of November 30, 2025 and May 31, 2025, the Company had 500,000,000 common shares with a par value of $0.001 authorized, with 284,367,820 and 284,367,820 issued and outstanding, respectively.

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

As of November 30, 2025, there were 10,000,00 shares of Class A-1 Preferred Stock with a par value of $0.001 authorized and 10,000,000 shares of Class A-1 Preferred Stock were issued and outstanding. Under the terms of the Certificate of Designation for the Series A-1 Preferred Stock, the 10,000,000 shares are convertible to a number of shares equal to 95% post conversion of the total number of issued and outstanding shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company has performed an evaluation of subsequent events from May 31, 2025, through January 9, 2026 the date the condensed financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of November 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the six months ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UBUYHOLDINGS, INC.

January 12, 2026	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)