Form 10-K
period 2026-05-31
Longevity Diversified Holdings, Inc.
filed 2026-09-15
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 33-2533-LA

LONGEVITY DIVERSIFIED HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

UBUYHOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

87-0435741

(I.R.S. Employer Identification No.)

The Homer Building 601 13th St. NW

12th Floor

Washington, D.C. 20005

240-474-9398

(Address and telephone number of Registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of November 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, cannot be determined because there was no established public trading market and no quoted price for the Company’s common stock on such date.

As of September 15, 2026 the Registrant had 568,735,798 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, the terms “we”, “us”, “our”, “the Company”, and “LGVT” mean Longevity Diversified Holdings, Inc. f/k/a UBuyHoldings Inc, Inc., unless otherwise indicated.

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

Our Company

LGVT, a Nevada corporation, is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and growth opportunities in return for shares of our common stock.

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

Corporate History

Longevity Diversified Holdings, Inc. f/k/a UBuyHoldings, Inc. (“we”, “us”, the “Company”, “LGVT”), also f/k/a E-Pawn.Com, Inc., was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E-Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.com, Inc. Its wholly owned subsidiary, E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complementary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

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

On March 31, 2026, the holder of the Company’s Series A-1 Preferred Stock converted all 10,000,000 outstanding shares of Series A-1 Preferred Stock into 5,402,988,580 shares of common stock in accordance with the Certificate of Designation for the Series A-1 Preferred Stock, representing 95% of the Company’s total issued and outstanding common stock on a post-conversion basis. Following the conversion, no shares of Series A-1 Preferred Stock remain outstanding, and the Company had 5,687,356,400 shares of common stock issued and outstanding as of May 31, 2026.

On May 4, 2026, the Company’s Board of Directors and its majority stockholder approved (i) a change of the Company’s name to “Longevity Diversified Holdings, Inc.” and (ii) a one-for-ten (1-for-10) reverse stock split of the Company’s issued and outstanding common stock, with fractional shares rounded up to the nearest whole share. On May 4, 2026, the Company submitted an Issuer Company-Related Action Notification Form to FINRA with respect to these corporate actions and a voluntary trading symbol change. The name change and the 1 for 10 reverse split was approved by FINRA on July 1, 2026

The Company’s business model was based on acquiring companies that could be efficiently integrated into the Company and that could potentially use the Company’s e-commerce system and network to add value. The Company intended to expand globally with acquisitions in major economic markets.

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

Facilities

The Company has no facilities at this time. It maintains an office at the Homer Building 601 13th St. NW, 12th Floor Washington, D.C. 20005.

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

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by macroeconomic dislocations. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

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

There is currently a very limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. The volatility in LGVT’s Common Stock is mainly due to its shell company status, low trading volume, and limited liquidity in the OTC market. Further, even if an active market for our Common Stock develops, it will likely be subject to significant price volatility compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than that of more seasoned issues in the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination.

●	The public’s reaction to our press releases, S.E.C. filings, website content, and other public announcements and information.

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including those caused by inflation, interest rate movements, geopolitical events, or other macroeconomic disruptions;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

Our Common Stock trades on the Pink Limited Market. The Pink Limited Market is generally very illiquid, and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act and do not meet the guidelines of the OTC Market. Our Common Stock itself infrequently trades.

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

Market Information

Our common stock trades in the Pink Limited Market under the symbol “LGVT”.

Shareholders

Our shares of common stock are issued in registered form. Pacific Stock Transfer, 6725 Via Austi Parkway #300, Las Vegas, Nevada 90119, is the registrar and transfer agent for our shares of common stock.

As of August 15, 2026, shares of our common stock were outstanding, held by approximately 776 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently has no operations or revenue as of the date of this Report. We are currently in the process of developing a comprehensive business plan. Management intends to explore and identify viable business opportunities within the U.S and globally, including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop, and implement a feasible plan for our company may be hindered by risks and uncertainties beyond our control, including, without limitation, adverse macroeconomic and geopolitical conditions affecting the U.S. and global economies. For more information, see Item 1A. — “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditure related to running the Company, and it has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S and globally, including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting. However, no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop, and implement a feasible plan for our business may be adversely affected by risks and uncertainties beyond our control, including, without limitation, adverse macroeconomic conditions affecting the U.S. and global economies. For more information, see Item 1A “Risk Factors.”

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

We anticipate that selecting a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable macroeconomic conditions, rapid technological advances in some industries, and shortages of available capital, management believes that several firms are seeking business opportunities at this time at discounted rates, with which we will compete. We expect that any potentially available business combinations may appear in various industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities challenging and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with implementing a business plan and the commencement of operations.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our May 31, 2026, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates realizing our assets and satisfying our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
Longevity Diversified Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longevity Diversified Holdings, Inc formerly known as UBUYHoldings, Inc as of May 31, 2026 and 2025, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/s/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

September 14, 2026

400 Columbia Drive, Suite 101
West Palm Beach, FL 33409
Ph.561 689-4093
Fax: 954 827-0968

Longevity Diversified Holdings, Inc.

Balance Sheets

	May 31, 2026	May 31, 2025
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,060	$34,141
Notes payable related parties	122,797	18,584
Total current liabilities	134,857	52,725

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of May 31, 2026 and May 31, 2025	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized 0 and 10,000,000 shares issued and outstanding respectively as of May 31, 2026 and May 31, 2025	-	10,000
Common stock, $0.001 par value, 7,000,000,000 shares authorized, 568,735, and 28,436,782 shares issued and outstanding respectively, as of May 31, 2026 and May 31, 2025	568,736	28,437
Additional paid-in capital	13,644,824	14,175,123
Accumulated deficit	(14,348,417)	(14,266,285)
Total Stockholders’ deficit	(134,857)	(52,725)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Longevity Diversified Holdings, Inc.

Statements of Operations

	Year ended Ended May 31,	Year ended Ended May 31,
	2026	2025
Operating expenses:
General and administrative	$82,132	$52,725
Total operating expenses	82,132	52,725
Loss from operations	(82,132)	(52,725)
Loss before income taxes	(82,132)	(52,725)
Provision for income taxes (benefit)	-	-
Net loss	$(82,132)	$(52,725)

Basic (loss) per common share	$(0.00)	$(0.00)
Diluted (loss) per common share	$(0.00)	$(0.00)

Weighted-weighted average number of shares outstanding:
Basic	120,213,601	28,436,782
Diluted	120,213,601	28,436,782

The accompanying notes are an integral part of these financial statements.

Longevity Diversified Holdings, Inc.

Statements of Changes in Stockholders’ Deficit

			Preferred Stock				Additional		Total
	Preferred Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2024	-	$-	10,000,000	$10,000.00	28,436,782	$28,437	$14,130,021	$(14,213,560)	$(45,102)
Forgiveness of debt by related party							45,102		45,102
Net (loss)		-		-		-	-	(52,725)	(52,725)
Balance, May 31, 2025	-	$-	10,000,000	$10,000	28,436,782	$28,437	$14,175,123	$(14,266,285)	$(52,725)

			Preferred Stock				Additional		Total
	Preferred Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2025	-	$-	10,000,000	$10,000	28,436,782	$28,437	$14,175,123	$(14,266,285)	$(52,725)
Conversion of Series A-1 Preferred Stock to Common Stock			(10,000,000)	(10,000.00)	540,298,858	540,299	(530,299)	-	-
Miscellaneous share adjustment due to reverse split					158
Net (loss)		-		-		-	-	(82,132)	(82,132)
Balance, May 31, 2026	-	$-	-	$-	568,735,798	$568,736	$13,644,824	$(14,348,417)	$(134,857)

The accompanying notes are an integral part of these financial statements.

Longevity Diversified Holdings, Inc.

Statements of Cash Flows

	Year ended Ended May 31,	Year ended Ended May 31,
	2026	2025
Cash flows from operating activities
Net (loss)	$(82,132)	$(52,725)
Stock compensation expense	-	-
Accounts payable and accrued liabilities	(22,081)	34,141
Net cash (used in) operating activities	(104,213)	(18,584)

Cash flows from financing activities:
Notes payable related parties	104,213	18,584
Net cash provided by financing activities	104,213	18,584

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activity
Sale of Series A-1 Preferred Stock as forgiveness of notes payable-related party debt	$-	$45,102

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

FISCAL YEARS ENDED MAY 31, 2026 AND 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Longevity Diversified Holdings, Inc. f/k/a UBuyHoldings, Inc. (the “Company”, “LGVT”), also f/k/a E-Pawn.Com, Inc., was incorporated in 1985 in the state of Nevada as Java, Inc. The Company changed its name to Wasatch International Corporation in 1995. It acquired E-Pawn, Inc. in February 2000, and the Company changed its name to E-Pawn.com, Inc. Its wholly owned subsidiary, E-Pawn, Inc., began operations in 1999 to operate an Internet auction site and to acquire and operate complementary electronic commerce (e-commerce) businesses under its UBUYNETWORK.COM umbrella.

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

On March 31, 2026, the holder of the Series A-1 Preferred Stock converted all 10,000,000 outstanding shares into 5,402,988,580 shares of common stock. As of May 31, 2026, the Company had 5,687,356,400 shares of common stock issued and outstanding and no shares of preferred stock outstanding. On May 4, 2026, the Company’s Board of Directors and majority stockholder approved a change of the Company’s name to “Longevity Diversified Holdings, Inc.” and a one-for-ten (1-for-10) reverse stock split. The name change and 1 for 10 split was approved by FINRA on July 1, 2026 See Note 4 – Equity and Note 5 – Subsequent Events.

The Company’s fiscal year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Reverse Stock Split

On July 1, 2026 the Company effected a 1 for 10 reverse stock split. This split has been retroactively applied to all periods and figures in the company’s financial statements unless specifically stated otherwise.

Going Concern

As of May 31, 2026 the Company had $-0- in cash and cash equivalents. The Company had a net loss of $82,132 for the fiscal year ended May 31, 2026, had negative working capital of $134,857 and an accumulated deficit of $14,348,417 on May 31, 2026. Historically, the Company’s principal sources of liquidity have been cash provided by related parties. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek equity and debt financing in addition to the funding provided by related parties. There can no assurance that the Company will be able to secure any financing, and on reasonable terms.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of May 31, 2026, and May 31, 2025, the Company had no cash on hand.

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

As of May 31, 2026, AEI Capital Ltd., a related party, had advanced $122,797 in the form of an interest-free demand loan.

NOTE 4 – EQUITY

Common stock

As of May 31, 2026 the Company had 7,000,000,000 common shares with a par value $0.001 authorized. As of May 31, 2026 and 2025 there were 568,735,798 common shares issued and outstanding, respectively.

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

As of May 31, 2026, there were no shares of Series A-1 Preferred Stock issued and outstanding. As of May 31, 2025, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding with a par value of $0.001. On March 30, 2026, the holder converted all 10,000,000 shares of Series A-1 Preferred Stock into 5,402,988,580 shares of common stock, representing 95% of the total issued and outstanding common stock on a post-conversion basis, pursuant to the Certificate of Designation for the Series A-1 Preferred Stock. Immediately prior to conversion, the 10,000,000 shares were convertible into a number of shares equal to 95% (post-conversion) of the total number of issued and outstanding shares of common stock. Following the conversion, no shares of Series A-1 Preferred Stock remain outstanding and the Company had 5,687,356,400 shares of common stock issued and outstanding as of May 31, 2026.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards.

The Company has incurred cumulative losses and has an accumulated deficit of approximately $14.3 million as of May 31, 2026 The Company has no operating assets and has historically generated insufficient taxable income to realize any potential deferred tax assets. Accordingly, any deferred tax assets arising primarily from net operating loss carryforwards have been fully offset by a valuation allowance because management believes it is more likely than not that such deferred tax assets will not be realized.

The Company’s tax filings are not current, and the amount and availability of any net operating loss carryforwards or other tax attributes have not been determined or substantiated through filed tax returns. The Company has not recorded any deferred tax asset associated with tax attributes for which the Company cannot reasonably substantiate the amount or availability.

For the years ended May 31, 2026 and May 31, 2025, the Company recorded no current or deferred income tax provision or benefit. The Company’s effective income tax rate was 0% for each period.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events from May 31, 2026, through September 15, 2026, the date the financial statements were issued. Based on the evaluation, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Name Change and Reverse Stock Split. On May 4, 2026, the Company’s Board of Directors and its majority stockholder, AEI Capital Ltd. (holding 95% of the total voting power of the Company), each approved by written consent (i) an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Longevity Diversified Holdings, Inc.” and (ii) a one-for-ten (1-for-10) reverse stock split of the Company’s issued and outstanding common stock, with any resulting fractional shares rounded up to the nearest whole share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2026, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2026. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of May 31, 2026, our disclosure controls and procedures and internal control over financial reporting were not effective for the following reasons:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having two officers and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ending May 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended May 31, 2026 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2026, none of our Named Executive Officers held any unexercised options, unvested stock, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth specific information regarding beneficial ownership of the Company’s Common Stock as of August 15, 2026, by (i) each person who the Company knows to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group, based upon 568,735,798 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	% of Class of Stock
Officers and Directors

AEI Capital Ltd	Common	540,298,858	95.0%
P.O Box 4342 Road Town Tortola, BVI D8 00000 John Tan Honjian, CEO. He is also a Director and has voting control of AEI.

Mohd Azham bin Azudin CFO No. 14 Lorong 31, Taman Patani Jaya 08000, Sungai Petani, Kedah,	-0-	-0-

All Officers & Directors as a Group(2)	Common	540,298,858	95.0%

*	On March 31, 2026, AEI Capital Ltd. converted all 10,000,000 shares of Series A-1 Preferred Stock into 540,298,858 shares of common stock, representing 95% of the outstanding common stock on a post-conversion basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of May 31, 2026, a related party had advanced $122,797 in the form of an interest-free demand loan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2026, the Company paid $13,500 in accounting fees. For the year ended May 31, 2025, the Company paid $13,500 in accounting fees.

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

Longevity Diversified Holdings, Inc.

September 15, 2026	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)