Form 10-Q
period 2026-08-31
Longevity Diversified Holdings, Inc.
filed 2026-10-15
CIK 787496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 33-2533-LA

LONGEVITY DIVERSIFIED HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

UBUYHOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Nevada	87-0435741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Homer Building 601 13th St. NW 12th Floor Washington, D.C	20005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (240) 474-9398

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as of October 15, 2026 was 568,735,798 shares.

DOCUMENTS INCORPORATED BY REFERENCE — The Company’s December 31, 2025, Form 10-K is incorporated by reference.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Longevity Diversified Holdings, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

Longevity Diversified Holdings, Inc.

Balance Sheets

	August 31,	May 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets:
Prepaid expenses	$6,700	$-
Total assets	$6,700	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$8,725	$12,060
Notes payable related parties	153,616	122,797
Total current liabilities	162,341	134,857

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, Class A $0.10 par value -0- shares authorized, -0- and -0- shares issued and outstanding respectively, as of August 31, 2026 and May 31, 2026	-	-
Preferred Stock, Class A-1 $0.001 par value 10,000,000 shares authorized, 0 and 10,000,000 shares issued and outstanding respectively as of August 31, 2026 and May 31, 2026	-	-
Common stock, $0.001 par value, 7,000,000,000 shares authorized, 568,735,798 and 568,735,798 shares issued and outstanding respectively, as of August 31, 2026 and May 31, 2026	568,736	568,736
Additional paid-in capital	13,644,824	13,644,824
Accumulated deficit	(14,369,200)	(14,348,417)
Total Stockholders’ deficit	(155,641)	(134,857)
Total liabilities and deficit	$6,700	$-

The accompanying notes are an integral part of these unaudited financial statements.

Longevity Diversified Holdings, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2026	2025
Operating expenses:
General and administrative	$20,784	$20,308
Total operating expenses	20,784	20,308
Loss from operations	(20,784)	(20,308)
Loss before income taxes	(20,784)	(20,308)
Provision for income taxes (benefit)	-	-
Net (loss)	$(20,784)	$(20,308)

Basic (loss) per common share	$(0.00)	$(0.00)
Diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	568,735,798	28,436,782
Diluted	568,735,798	28,436,782

The accompanying notes are an integral part of these unaudited financial statements.

Longevity Diversified Holdings, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

			Preferred Stock				Additional		Total
	Preferred Stock		Series A-1		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2025	-	$-	10,000,000.00	$10,000	28,436,782	$28,437	$14,175,123	$(14,266,285)	$(52,725)

Net (loss)		-		-		-	-	(20,308)	(20,308)

Balance, August 31, 2025	-	$-	10,000,000.00	$10,000	28,436,782	$28,437	$14,175,123	$(14,286,593)	$(73,033)

	Preferred Stock		Preferred Stock Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2026	-	$-	-	$-	568,735,798	$568,736	$13,644,824	$(14,348,417)	$(134,857)

Net (loss)		-		-		-	-	(20,784)	(20,784)

Balance, August 31, 2026	-	$-	-	$-	568,735,798	$568,736	$13,644,824	$(14,369,200)	$(155,641)

The accompanying notes are an integral part of these unaudited financial statements.

Longevity Diversified Holdings, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2026	2025
Cash flows from operating activities
Net (loss)	$(20,784)	$(20,308)
Prepaid expenses	(6,700)	-
Accounts payable and accrued liabilities	(3,335)	(24,083)
Net cash (used in) operating activities	(30,819)	(44,391)

Cash flows from financing activities:
Notes payable related parties	30,819	44,391
Net cash provided by financing activities	30,819	44,391

Net change in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIALS STATEMENTS FOR THE

THREE MONTH ENDED AUGUST 31, 2026 AND AUGUST 31, 2026

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

Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group located in Hong Kong, Kuala Lumpur, and Shenzhen, where he led the Asia-Pacific-focused private equity investment group with AUM exceeding USD $3 billion with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high-growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX, and NASDAQ. AEI Capital Group received the award of Best Private Equity Firm (East Asia) in Fund Awards 2021 and 2022 granted by Wealth & Finance International (WFI).

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

On May 4, 2026, the Company’s Board of Directors and majority stockholder approved a change of the Company’s name to “Longevity Diversified Holdings, Inc.” and a one-for-ten (1-for-10) reverse stock split. The name change and 1-for-10 split was approved by FINRA on July 1, 2026 See Note 4 – Equity and Note 5 – Subsequent Events.

The Company’s fiscal year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reverse Stock Split

On July 1, 2026, the Company effected a 1-for-10 reverse stock split. This split has been retroactively applied to all periods and figures in the Company’s financial statements unless specifically stated otherwise.

Going Concern

As of August 31, 2026, the Company had $-0- in cash and cash equivalents. The Company had a net loss of $20,784 for the fiscal year ended August 31, 2026, had negative working capital of $162,341 and an accumulated deficit of $14,369,200 on August 31, 2026. Historically, the Company’s principal sources of liquidity have been cash provided by related parties. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek equity and debt financing in addition to the funding provided by related parties. There can be no assurance that the Company will be able to secure any financing, and on reasonable terms.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less as cash equivalents. As of August 31, 2026, and May 31, 2026, the Company had no cash on hand.

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

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for non-employee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the non-employee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of May 31, 2024, Custodian Ventures, the company’s Custodian, had advanced $45,102 in the form of an interest-free demand loan. On December 6, 2023, and January 5, 2024, the Company awarded Custodian Ventures with two classes of Preferred Stock.

On June 20, 2024, Mr. David Lazar, the managing director of Custodian Ventures the “Seller” and AEI Capital Ltd. (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”) dated May 16, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 10,000,000 shares of Series A-1 Preferred Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented 100% of the Company’s issued and outstanding Series A-1 Preferred Stock and 95% of the total voting power of issued and outstanding Preferred (upon conversion) and Common stock of the Company. Concurrently with this transaction, Custodian Ventures forgave the balance due of $45,102 due from the Company. See Note 4. Equity.

As of August 31, 2026, AEI Capital Ltd., a related party, had advanced $153,616 in the form of an interest-free demand loan.

NOTE 4 – EQUITY

Common stock

As of August 31, 2026, the Company had 7,000,000,000 common shares with a par value of $0.001 authorized. As of August 31, 2026, and May 31, 2026, there were 568,735,798 common shares issued and outstanding, respectively.

Preferred stock

On December 6, 2023, the Company awarded Custodian Ventures 55,000,000 Class A Preferred Stock, and 10,000,000 shares of newly designated Series A-1 Preferred Stock with a par value of $0.001. These shares were awarded for services performed and to cancel all advances made by the Custodian to the Company to enable the Company to pay for its operating expenses. The Class A Preferred Stock, which was convertible on a 1-for-1 basis to common stock, was valued at $0.0003, which was the trading price of the Company’s common stock on the date of issuance of the Class A shares, which equaled a value of $16,500. The 10,000,000 shares of Preferred A-1 stock were convertible into 95% of the outstanding shares of common stock. The fair market selling price of comparable shell companies was determined to be $250,000, of which the Preferred A-1 stock granted a 95% interest, which equaled a value of $237,500.

On January 5, 2024, Custodian Ventures converted its 55,000,000 Class A shares to 55,000,000 common shares. Simultaneously, the holder of 50,000,000 Class A shares also converted their shares to 50,000,000 shares of common stock.

As of August 31, 2026 and May 31, 2026, there were no shares of Series A-1 Preferred Stock issued and outstanding. As of August 31, 2025, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding with a par value of $0.001. On March 30, 2026, the holder converted all 10,000,000 shares of Series A-1 Preferred Stock into 5,402,988,580 shares of common stock, representing 95% of the total issued and outstanding common stock on a post-conversion basis, pursuant to the Certificate of Designation for the Series A-1 Preferred Stock. Immediately prior to conversion, the 10,000,000 shares were convertible into a number of shares equal to 95% (post-conversion) of the total number of issued and outstanding shares of common stock. Following the conversion, no shares of Series A-1 Preferred Stock remain outstanding, and the Company had 568,735,798 shares of common stock issued and outstanding as of August 31, 2026.

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

The Company has incurred cumulative losses and has an accumulated deficit of approximately $14.4 million as of August 31, 2026 The Company has no operating assets and has historically generated insufficient taxable income to realize any potential deferred tax assets. Accordingly, any deferred tax assets arising primarily from net operating loss carryforwards have been fully offset by a valuation allowance because management believes it is more likely than not that such deferred tax assets will not be realized.

The Company’s tax filings are not current, and the amount and availability of any net operating loss carryforwards or other tax attributes have not been determined or substantiated through filed tax returns. The Company has not recorded any deferred tax asset associated with tax attributes for which the Company cannot reasonably substantiate the amount or availability.

For the periods ended August 31, 2026 and August 31, 2025, the Company recorded no current or deferred income tax provision or benefit. The Company’s effective income tax rate was 0% for each period.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events from August 31, 2026, through October 14, 2026, the date the financial statements were issued. Based on the evaluation, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors”.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company, or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and requires additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity which desires access to the U.S. capital markets.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we can close a reverse merger, it is likely that we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders, which will be very dilutive.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that its disclosure controls and procedures were not effective as of August 31, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of its internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the nine months ended August 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONGEVITY DIVERSIFIED HOLDINGS, INC.

October 15, 2026	By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer (Principal Executive Officer)

/s/ Mohd Azham bin Azudin
Mohd Azham bin Azudin
Chief Financial Officer (Principal Financial and Accounting Officer)